Form 10QSB
period 1995-06-30
GENERAL PARCEL SERVICE INC
filed 1995-11-09
CIK 853532

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended    June 30, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period ended          to


Commission File Number: 33-30123-A


GENERAL PARCEL SERVICE, INC.
(Exact name of small business issuer in its charter)


State of Florida                                               59-2576629
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


8923 Western Way, Suite 22,
Jacksonville, FL 32256
(Address of principal executive offices)


    (904) 363-0089
(Issuer's telephone number)


Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes X   No

There were 3,758,671 shares of the Company's common stock outstanding as of August 11, 1995.

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY

FORM 10QSB

INDEX

PART I.  FINANCIAL INFORMATION                                  Page Number

         Item 1.
         Consolidated Balance Sheets
           as of June 30, 1995 and December 31, 1994. . . . . . . . . . . 2

         Consolidated Statements of Earnings for the three
           months ended June 30, 1995 and 1994, and the six
           months ended June 30, 1995 and 1994  . . . . . . . . . . . . . 3

         Consolidated Statements of Cash Flows for the six months
           ended June 30, 1995 and 1994  .. . . . . . . . . . . . . . . . 4

         Notes to Consolidated Financial Statements . . . . . . . . . . . 5

         Item 2.
         Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . .  8

PART II. OTHER INFORMATION

         Item 4.
         Submission of Matters to a Vote of Security Holders. . . . . .  14

         Item 6.
         Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . 14

                     Exhibit 11 is located on page 16

GENERAL PARCEL SERVICE, INC.  AND  SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                                                      June 30,          December 31,
                                                                        1995               1994
                                                                     (Unaudited)
                                                                      ---------          ---------
                        ASSETS
Current assets:
  Cash & cash equivalents                                          $       5,760     $       5,575
  Accounts receivable (net of allowance for doubtful
    accounts of $7,898 and $5,835 at June 30, 1995
    and December 31, 1994 respectively)                                1,893,707         1,544,745
  Other current assets                                                   684,160           695,583
                                                                      ----------         ---------
         Total current assets                                          2,583,627         2,245,903

Equipment, at net book value                                           7,839,749         7,568,574
Goodwill                                                               1,099,541
Other assets                                                             187,169           181,843
                                                                      ----------        ----------
         Total assets                                              $  11,710,086     $   9,996,320
                                                                      ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short term borrowings                                            $     400,000     $   1,500,000
  Current obligations under capital leases                               914,345           994,714
  Current maturities of long-term debt                                   663,522           457,139
  Accounts payable                                                     1,624,884         1,023,300
  Accrued expenses and other current liabilities                         338,575           317,339
                                                                      ----------        ----------
         Total current liabilities                                     3,941,326         4,292,492

Non-current liabilities:
  Long-term obligations under capital leases                           1,818,429         1,869,609
  Long-term debt                                                       4,091,802           588,406
  Convertible debentures                                                 300,000           300,000
                                                                      -----------       ----------
         Total non-current liabilities                                 6,210,231         2,758,015
                                                                      -----------       ----------
         Total liabilities                                            10,151,557         7,050,507
                                                                      -----------       ----------
Stockholders' equity:
  Preferred stock, $.01 par value, 200,000 shares authorized,
     100,000 issued and outstanding at June 30, 1995, and
     December 31, 1994, liquidation preference $2,500,000.                 1,000             1,000
  Common stock, $.01 par value, 10,000,000 shares authorized,
     3,758,671 shares issued and outstanding at June 30, 1995,
     and December 31, 1994                                                37,586            37,586
  Additional paid-in capital                                          13,389,655        13,389,655
  Accumulated deficit                                                (11,869,712)      (10,482,428)
                                                                     -----------        ----------
         Total stockholders' equity                                    1,558,529         2,945,813
                                                                     -----------        ----------
         Total liabilities and stockholders' equity                $  11,710,086     $   9,996,320
                                                                    ============        ==========

<F1>
See accompanying notes.
2

GENERAL PARCEL SERVICE, INC, AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                 Three months ended June 30,                    Six months ended June 30,
                                                1995                    1994                 1995                     1994
                                              ----------             ----------            ----------              ----------
Revenue                                   $   4,853,489       $       4,938,438       $     9,916,819          $    9,639,313

Operating expenses
  Operations salaries & benefits              2,800,797               2,343,245             5,337,489               4,611,002
  Contract labor                                 22,113                   2,781                30,703                   4,065
  Fuel                                          302,760                 287,925               590,319                 553,686
  Equipment rental                               15,800                  64,724                24,499                 125,266
  Insurance                                     524,980                 494,016               973,980                 908,644
  Tires & maintenance                           182,803                 189,920               356,988                 356,661
  Depreciation & amortization                   438,065                 311,533               848,698                 619,101
  Facilities expense                            306,574                 301,165               638,162                 581,210
  Terminal expense                               79,308                  32,334               135,362                  66,907
  Purchased transportation                       66,556                  20,253               120,282                  20,253
  Other operating costs                          34,402                  17,230                65,062                  32,262
  Selling and administrative expense            940,458                 734,038             1,652,306               1,408,142
                                             ----------              ----------            ----------               ---------
Total operating expense                       5,714,616               4,799,164            10,773,850               9,287,199
                                             ----------              ----------            ----------               ---------
Operating income (loss)                        (861,127)                139,274              (857,031)                352,114

Interest expense                                203,180                 127,013               355,253                 258,416
                                             ----------              ----------            ----------               ---------
Net income (loss)                            (1,064,307)                 12,261            (1,212,284)                 93,698


Preferred stock dividend requirement             43,750                  43,750                87,500                  87,500
                                             ----------              ----------            ----------               ---------
Earnings available to common shareholders $  (1,108,057)      $         (31,489)      $    (1,299,784)          $       6,198
                                             ==========              ==========            ==========               ==========
Net Income (loss) per common
    share (primary and fully diluted)     $       (0.29)      $            (0.01)     $         (0.35)          $         0.00
                                             ==========              ===========           ==========               ==========
Weighted average number of common
    shares outstanding                         3,758,671               4,109,911            3,758,671                4,109,911
                                             ===========             ===========           ==========               ==========





<F1>
See accompanying notes
3

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(UNAUDITED)
                                                                                Six Months Ended June 30,
                                                                               1995                    1994
                                                                            ----------            -----------
Cash flows from (for) operating activities:
  Net income (loss)                                                  $     (1,212,284)        $       93,698
    Adjustments to reconcile net income (loss) to cash                      ----------             ----------
    provided by (used in) operating activities:
        Loss on disposal of fixed assets                                         2,718
        Depreciation and amortization                                          878,695                638,168
    Changes in assets and liabilities:
      Increase in accounts receivable                                         (238,760)              (299,793)
      Decrease (increase) in other current assets                               48,008                (71,954)
      Increase in other assets                                                  (5,326)                (6,774)
      Increase (decrease) in accounts payable                                  443,765                (91,378)
      Increase (decrease) in accrued expenses                                  (28,764)               172,453
                                                                            ----------              ---------
          Total adjustments                                                  1,100,336                340,722
                                                                            ----------              ---------
              Net cash provided by (used in) operating activities             (111,948)               434,420
                                                                            ----------              ---------

Cash flows for investing activities
  Business Acquisition                                                        (315,037)                  --
  Purchase of equipment                                                       (473,573)              (371,579)
                                                                             ---------              ---------
               Net cash used in investing activities                          (788,610)              (371,579)
                                                                             ---------              ---------

Cash flows from financing activities:
  Dividends paid on preferred stock                                            (175,000)                 --
  Repayment of short-term debt                                               (2,500,000)                 --
  Repayment of long-term debt                                                  (346,801)             (181,684)
  Principal payments under capital lease obligations                           (525,789)             (541,766)
  Increase in long-term borrowings                                             3,000,000                 --
  Increase in short-term borrowings                                            1,400,000                 --
  Increase in bank overdraft                                                      48,333              690,659
                                                                              ----------            ---------
               Net cash provided by (used in) financing activities               900,743              (32,791)
                                                                              ----------            ---------

Increase in cash and cash equivalents                                                185               30,050
Cash and cash equivalents, beginning of period                                     5,575            1,069,007
                                                                              ----------            ---------
Cash and cash equivalents, end of period                                   $       5,760      $     1,099,057
                                                                              ==========            =========
Supplemental disclosure
Cash paid during the period for interest                                   $     319,825      $       259,639
                                                                              ==========            =========

<F1>
Non-cash investing and financing activities:
Capital lease and notes payable obligations of $461,874 and $137,234 were inclurred when the Company entered into lease agreements for new vehicles and communication equipment for the six months ended
June 30, 1995 and 1994, respectively.
<F2>
See accompanying notes
4

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The information presented herein as of June 30, 1995, and for the three months and six months ended June 30, 1995 and 1994, is unaudited. The December 31, 1994, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

1.  Summary of Significant Accounting Policies

Management's Representation

In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements are reflected in the interim periods presented. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of General Parcel Service, Inc. (the "Company").

2.  Acquisition of  Assets of Transit Express of Charlotte, Inc.

On February 10, 1995, the Company through a subsidiary acquired certain assets of Transit Express of Charlotte, Inc. ("TE"). TE was based in Charlotte, North Carolina, and provided scheduled carrier and package delivery services to businesses in North and South Carolina. The Company paid $75,000 in cash, assumed certain accounts and notes payable totaling approximately $525,000 and entered into certain employment contracts and non-competition agreements with the principals of TE. The employment contracts are for a term of six months beginning February 10, 1995, and call for aggregate compensation of $103,000 payable over the six month period and the non-competition agreements provide for a payment of $590,000 payable over a sixty month period.

The acquisition of the TE assets was accounted for as a purchase and, accordingly, the purchase price was allocated to the acquired assets and assumed liabilities based upon their respective fair values. The excess of the purchase price over the fair value of the net assets acquired will be amortized over 40 years on a straight-line basis.

The unaudited pro forma statement of operations of the Company for the three months and six months ended June 30, 1995, accounts for the acquisition as if it had occurred on January 1, 1995, and the unaudited pro forma statement of operations for the quarter and six months ended June 30, 1994, accounts for the acquisition as if it had occurred on January 1, 1994. The pro forma results give effect to the amortization of goodwill and the effects of additional interest expense.

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Unaudited Pro Forma Combined Results of Operations
For the Quarter Ended June 30, 1995
                                                                                             Pro Forma
                                        The Company            TE          Adjustments        Combined
                                        -----------        ----------      -----------      -----------
Sales                                   $ 4,853,489       $      -      $          -       $  4,853,489
                                        ===========       ===========      ===========      ===========
Net Earnings                            $(1,064,307)      $   (10,426)  $     (19,867)     $ (1,094,600)
                                         ==========       ===========      ===========      ===========
Net earnings per common share   $             (0.29)                                        $     (0.29)
                                         ===========                                         ===========




Unaudited Pro Forma Combined Results of Operations
For the Quarter Ended June 30, 1994


                                                                                              Pro Forma
                                        The Company             TE         Adjustments        Combined
                                         ----------         ---------      -----------       ----------
Sales                                   $ 4,938,438        $  516,048    $        -        $  5,454,486
                                         ==========         =========      ============      ==========
Net Earnings                            $    12,261        $    7,428    $    (21,078)     $     (1,389)
                                         ==========         =========      ============      ==========
Net earnings per common share           $     (0.01)                                       $      (0.01)
                                         ==========                                          ==========


Unaudited Pro Forma Combined Results of Operations
For the Six Months Ended June 30, 1995

                                                                                             Pro Forma
                                        The Company               TE       Adjustments       Combined
                                        -----------         ---------     -----------        ----------
Sales                                   $ 9,916,819        $  184,712    $          -      $ 10,101,531
                                        ===========         =========     ===========        ==========
Net Earnings                            $(1,212,284)       $  (10,426)   $    (19,867)     $ (1,242,577)
                                         ===========        ==========    ===========        ==========
Net earnings per common share           $     (0.35)                                       $      (0.35)
                                         ==========                                          ==========






GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Unaudited Pro Forma Combined Results of Operations
For the Six Months Ended June 30, 1994

                                                                                            Pro Forma
                                        The Company             TE         Adjustments       Combined
                                         ----------      ----------        -----------     ----------
Sales                                   $ 9,639,313     $ 1,025,640      $        -      $ 10,664,953
                                         ==========      ==========        ===========     ==========
Net Earnings                            $    93,698     $    13,100      $     (42,156)  $     64,642
                                         ==========      ==========        ===========     ==========
Net earnings per common share           $      0.00                                      $      (0.01)
                                         ==========                                        ===========

<F1>
The above pro forma statements do not purport to be indicative of the results of operations which would have occurred had the acquisition been made on January 1, 1995 or 1994.

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations


Liquidity and Capital Resources

Since inception, the Company has not generated sufficient cash flows from operations to fund its business expansion and operating losses. Expansion of operations and operating losses since inception have been funded from seven major sources: 1) private placements of restricted shares of common stock to its principal shareholders, 2) proceeds from its initial public offering of common stock in November 1989, 3) installment loans and leases from third party lenders collateralized by equipment acquired to support business growth,
4) a bank line of credit collateralized by the Company's accounts receivable and stock of an unrelated company owned by a major shareholder, 5) short term borrowings from banks and shareholders, 6) private placement of preferred stock and 7) debt issued and liabilities assumed in connection with the acquisition of TE.

As of June 30, 1995, the Company had raised net equity capital of $8,145,052 from private placements of restricted common shares, $2,715,700 from its initial public offering of November 2, 1989, $2,417,489 from private placements of preferred stock, and $150,000 from the sale of unrestricted common shares. When combined with cumulative operating losses since inception of $11,694,712 and the $175,000 dividend paid on the Company's preferred stock, the Company's net capital surplus as of June 30, 1995 was $1,558,529. There were no issuances of the Company's restricted common stock or preferred stock during the first six months of 1995.

As of June 30, 1995, the Company was contractually obligated to repay $8,188,098 of indebtedness to equipment lessors, banks and other secured and unsecured lenders. In addition, the Company owed $1,624,884 to suppliers of goods and services necessary for the conduct of ongoing business including amounts represented by issued and outstanding checks, and had accrued salaries and other expenses of $338,575, which were unpaid at the close of the period.


On June 19, 1995, the Company closed on a new $4,500,000 credit facility with a bank. The facility includes a $3,000,000 five-year term note and a $1,500,000 revolving credit loan. The term note provides that interest only is payable monthly during the first two years the note is outstanding and the principal is amortized and paid monthly with interest over the final three years of the note's term. The revolving credit loan is evidenced by a demand note with interest payable monthly. Under both the term note and the revolving credit loan, interest for advances of $1,000,000 or greater is calculated at the lower of the thirty day LIBOR rate plus .60% or the Bank's prime interest rate less .75% and for all other advances at the Bank's prime interest rate less
 .75%. The loan is collateralized by the Company's accounts receivable and certain stock certificates pledged by the Company's Chairman. At June 30, 1995, $3,000,000 had been borrowed under the term loan and $400,000 had been borrowed under the revolving credit loan.

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations


Cash used in operations during the first six months of 1995 was $111,948 as compared to cash provided by operations in the first six months of 1994 of $434,420. The net cash used in operations resulted primarily from a increase in accounts payable and a decrease in accrued expenses and other liabilities. These were partially offset by the non-cash expense of depreciation and amortization and a decrease in other current assets. The increase in cash and cash equivalents of $185 in the six months ended June 30, 1995, required increasing bank debt by $1,900,000 for the six months ended June 30, 1995. In response to the Company's future cash flow requirements, the Company has received a commitment from a major shareholder to fund the Company's operations through 1995, if necessary. Because of the Company's continuing requirement for cash to fund operating losses and to repay existing debt, it restructured and increased its bank debt as described above during the first six months of 1995. To the extent the Company requires additional cash for operations beyond its available credit line during 1995, it will seek to further increase its credit line or attempt to privately place common and/or preferred stock of the Company with investors. Should the Company not be able to provide cash for its operations as described above, it will rely on the commitment of one of its major shareholders to fund losses of the Company through December 31, 1995.

Financial Condition

As of June 30, 1995, the Company's working capital deficit (current liabilities less current assets) was $1,357,699, which was $688,890 less than the $2,046,589 working capital deficit at December 31, 1994. Total current assets of $2,583,627 included cash of $5,760, accounts receivable of $1,893,707, prepaid expenses of $357,265, inventories of uniforms and supplies of $253,821 and other receivables of $73,074. Current liabilities of $3,941,326 included current obligations under leases and otherlending agreements of $1,977,867, amounts owed to trade creditors of $1,624,884, including amounts represented by issued and outstanding checks, and other accrued expenses of $338,575.

Total assets as of June 30, 1995, at $11,710,086, increased by $1,713,766
(or 17.1%) during the six months ended June 30, 1995, primarily as a result of the TE acquisition, an increase in accounts receivable and an increase in equipment at net book value.

Accounts receivable at $1,893,707 increased by $348,962 (or 22.6%) during the six months ended June 30, 1995. The number of weeks sales in outstanding receivables was 5.0 at June 30, 1995, compared to 3.5 at December 31, 1994. Other current assets at $684,160 decreased by $11,423 during the first six months of 1995 primarily because of a decrease in prepaid expenses.

The net book value of equipment increased by $271,175 to $7,839,749 during the six months as a result of additions of $1,143,788 in excess of depreciation of $869,895 and disposals of $2,718.

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations


The additions included $460,733 for 12 new delivery vans, $70,403 for other rolling stock equipment, $208,340 for equipment acquired in the TE acquisition, $132,767 for electronic clipboards, $211,841 for conveyor and other terminal equipment and $59,704 for computers and other office equipment. Other assets at $187,169 increased by $5,326 because of advance rental payments and security deposits related to new facilities lease agreements.

Total liabilities at $10,151,557 increased by $3,101,050 (or 44.0%) during the six months ended June 30, 1995. Total debt of $5,455,324 increased by $2,609,779 (or 91.7%). The increase was primarily due to the borrowing to fund operating deficits, pay obligations under capital leases and debt issued and liabilities assumed in connection with the acquisition of TE.

Capital lease obligations at $2,732.774 were decreased by $131,549 during the six months as a result of scheduled principal payments of $525,789 in excess of new additions of $394,240. The additions to capitalized leases were for eight new delivery vans and assets acquired in the TE acquisition. Long term debt at $4,091,802 increased $3,709,779 as a result of $4,056,580 of new additions net of $346,801 of scheduled principal payments. The additional new debt was incurred to finance the purchase of four new delivery vans and the assets acquired in the TE acquisition. Short-term borrowings decreased by $1,100,000 to $400,000 as a result of restructuring the bank debt to expand the facility and enter into a $3,000,000 term loan agreement.

Accounts payable increased by $601,584 to $1,624,884 during the six months ended June 30, 1995. Accrued expenses increased by $21,236 to $338,575.

The Company's stockholders' equity decreased by $1,387,284 for the six months ended June 30, 1995, as a result of a net loss for the period and payment of a $175,000 dividend on its preferred stock. Total stockholders' equity as of June 30, 1995 was $1,578,529.

Results of Operations

The Company's net loss for the six months ended June 30, 1995 was $1,212,284 compared to a net profit of $93,698 for the same period of 1994. For the quarter ended June 30, 1995 the loss was $1,064,307 compared to a net profit of $12,261 for the same period of 1994. Revenue for six months ended June 30
, 1995, was $9,916,819 representing an increase of $277,506 (or 2.9%) over revenue for the same period of 1994. Revenue for the three months ended June 30, 1995, was $4,853,489 representing a decrease of $84,949 (or 1.7%) from revenue for the same period of 1994. The increase in revenue from existing customers and new customers acquired in the TE acquisition was more than offset by revenue lost from several major accounts which provided revenue to the Company during the first six months and second quarter of 1994 but not during the first six months and second quarter of 1995. The lack of revenues during the first six months

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations


of 1995 from these customers lost to UPS and the decrease in freight volume from existing customers experienced during the second quarter of 1995 resulted in a net loss for the first six months and second quarter of 1995, as compared to net income for the first six months and second quarter of 1994.

Several major accounts were lost to UPS in the third quarter of 1994. In response to the loss of these major customers, the Company filed a civil complaint in federal district court against UPS, alleging, among other things, that UPS has attempted to monopolize the market for ground-based business-to-business parcel delivery service in Georgia and Florida in violation of federal and state anti-trust laws. Additionally, the Company has redirected part of its sales and marketing efforts to new market segments. As a result of these efforts, during the first quarter of 1995, the Company replaced the revenue from customer losses to UPS, however the margins on the replacement business are not as large as the margins on the lost business.

While management believes that its redirected sales and marketing efforts will provide positive results, there can be no assurance that such will be the case. While maintaining high service capability to customers, it is not expected that management can effect material reduction in cost of operations during 1995. Accordingly, if the Company cannot continue to improve its customer base and revenue during 1995, it will have to rely on outside sources to fund any operating losses and repayment of indebtedness coming due in 1995. Although, a major shareholder has indicated his intent to fund any cash losses, there can be no guarantee that funds will be available when needed.

Total operating expenses (excluding interest expense) were $10,773,850 for the first six months of 1995 and $5,714,616 for the second quarter of 1995. For the first six months of 1995, total operating expenses increased $1,486,651
(or 16.0%) compared to those expenses for the first six months of 1994. For the second quarter of 1995, total operating expenses were $5,714,616 an increase of $915,452 (or 19.1%) over the second quarter of 1994. The operating ratio (total operating expenses as a percentage of revenue), was 108.6% fo
r the six months ended June 30, 1995, compared to 96.3% for the six months
ended June 30, 1994, and   117.7% for the quarter ended June 30, 1995, compared
to 97.2% for the quarter ended June 30, 1994.

Operating salaries and benefits at $5,337,489 increased by $726,487 (or 15.8%) for the first six months of 1995, and were 53.8% of revenue compared to 48.8% for the first six months of 1994. For the second quarter of 1995, operating salaries and benefits were $2,800,797, an increase of $457,552 (or 19.5%) over those for the second quarter of 1994. Operating salaries and benefits were 57.7% of revenue for the second quarter of 1995 compared to 47.4% for the second quarter of 1994. The increase in operating salaries and benefits occurred primarily in the Charlotte terminal because of the TE acquisition and in Atlanta where significant new business was

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

generated. However, the Company has been unable to reduce salaries and benefits at the Company's Florida terminals and still service existing package volume at those terminals.

Fuel costs at $590,319 increased by $36,633 from the first six months of 1994 level of $553,686 and were 6.0% of revenue for the six months ended June 30, 1995, compared to 5.7% for the first six months of 1994. For the second quarter of 1995, fuel costs were $302,760. They increased in the quarter ended June 30, 1995, $14,835 from the second quarter 1994 level of 5.8% of revenue to reach 6.2% of revenue.

Tires and maintenance expense at $356,988 increased by $327 from the first six months 1994 level and represented 3.6% of revenue compared to 3.7% in the first six months of 1994. Tires and maintenance expense at $182,803 decreased by $7,117 from the second quarter 1994 level and represented 3.8% of revenue in both the second quarter of 1994 and 1995.

Insurance costs increased by $65,336 to $973,980 or 9.8% of revenue in first six months of 1995 as compared to $908,644 or 9.4% of first six months of 1994
revenue.   Insurance costs increased by $30,964 to $524,980 or 10.8% of revenue in second quarter of 1995 as compared to $494,016 or 10.0% of first quarter 1994 revenue. The increase resulted primarily from additional workman's compensation insurance premiums.

The fixed components of operating cost (depreciation and amortization, facilities and terminal expense) increased in first six months of 1995 over the first six months of 1994 because of decisions made in early 1994 to significantly increase the number of vehicles placed in service during the last three quarters of 1994, to open new terminals during the last three quarters of 1994 and to convert to electronic clipboards. Depreciation and amortization was $848,698, an increase of $229,597 (or 37.1%) over the first six months of 1995, and was 8.6% of revenue in the first six months of 1995 as compared to 6.4% in the same period of 1994. Depreciation and amortization was $438,065, an increase of $126,532 (or 40.6%) over the second quarter of 1994, and was 9.0% of revenue in the second quarter of 1995 as compared to 6.3% in the same period of 1994.

Facilities expense (rent plus utilities) at $638,162 increased by $56,952 (or 9.8%) and was 6.4% of first six months 1995 revenue versus 6.0% in the first six months of 1994. Facilities expense (rent plus utilities) at $306,574 increased by $5,409 (or 1.8%) and was 6.3% of second quarter 1995 revenue versus 6.1% in the second quarter of 1994. Terminal expense increased by $68,455 and $46,974 to $135,362 and $79,308 for the six months and quarter ended June 30, 1995.

Purchased transportation, which includes amounts paid to trucking companies to bring packages from customers distribution points outside the Company's geographical operating area to the Company's terminals for delivery has increased to $120,282 and $66,556 for the six months and

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

quarter ended June 30, 1995, from $20,253 for both the six months and quarter ended June 30, 1994. The costs increased along with the associated revenues because the packages were brought into the Company's distribution area from outside during the entire six months of 1995 but only for a portion of the second quarter in 1994.

Selling and administrative expense at $1,652,306 was 17.3% higher than the first six months 1994 level and increased as a percentage of revenue from 14.6% in the 1994 first six months to 16.7% in the 1995 first six months.
For the second quarter of 1995, selling and administrative expense were $940,458, an increase of $206,420 (or 28.1%) over those for the second quarter 1994 and increased as a percentage of revenue from 14.9% in the 1994 second quarter to 19.4% in 1995 second quarter. The increases relate primarily to additional personnel costs, legal expenses associated with the UPS litigation and additional taxes and licenses.

The Company's operating loss for the six months ended June 30, 1995 was $857,031 compared to an operating profit of $352,114 for the six months ended June 30, 1994. Its operating loss for the quarter ended June 30, 1995 was $861,127 compared to an operating profit of $139,274 for the quarter ended June 30, 1994.

Interest expense at $355,254 increased $96,838 over the interest expense for the six months ended June 30, 1994, resulting from additional amounts borrowed under the Company's line of credit and debt issued and liabilities assumed in the TE acquisition. Interest expense at $203,180, an increase of $76,167 over the interest expense for the quarter ended June 30, 1994.

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

        At its Annual Meeting on May 18, 1995, the Company's Shareholders:

        a) ratified the appointment by the Board of Directors of Coopers & Lybrand as independent public accountants for the fiscal year ending December 31, 1995, and

        b) elected seven directors as follows:

                T. Wayne Davis          Chairman of the Board           1988
                                           of Directors

                E. Hoke Smith           Director, President and         1985
                                           Chief Executive Officer

                J. Ray Gatlin           Director                        1986

                Drue B. Linton          Director                        1986

                Steven C. Koegler       Director, Legal Counsel         1990

                Terry Coleman           Director                        1990

                Gayle Smith             Director, Executive Vice        1990
                                           President and Chief
                                           Operating Officer

Item 6.  Exhibits and Reports on Form 8-K

        Exhibit 11 - Statement regarding computation of per share earnings.

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             General Parcel Service, Inc.


Date:     August 11, 1995


                                               By:    s/E. Hoke Smith, Jr.
                                                      E. Hoke Smith, Jr.
                                                      President and CEO


                                                      s/Wayne N. Nellums
                                                      Wayne N. Nellums
                                                      Vice President
                                                      Chief Financial Officer

                                                                        EXHIBIT 11



GENERAL PARCEL SERVICE, INC.

COMPUTATION OF EARNINGS PER SHARE
(unaudited)


                                              Three months ended June 30,       Six months ended June 30,

                                                  1995             1994            1995            1994
                                                ---------       ---------       ---------       ---------
Weighted average number of common
   shares outstanding                           3,758,671       3,758,671       3,758,671       3,758,671

Additional shares assuming conversion of:

   Stock options, performance share
       awards (1)                                     -           351,240           -             351,240
                                               ----------      ----------       ---------       ---------
Average common shares outstanding
     and equivalents used in per share
     calculation                                3,758,671       4,109,911       3,758,671       4,109,911
                                               ==========      ==========      ==========      ==========

<F1>


   (1) Stock options were not included except for the three months and six months ended June 30, 1994, because inclusion in subsequent periods calculations would have been anti-dilutive.

   (2) Convertible preferred stock and convertible subordinated debentures equivalents were not used to calculate fully diluted per share data because the resulting earnings would have been anti-dilutive.
