Form 10QSB
period 1995-03-31
GENERAL PARCEL SERVICE INC
filed 1995-11-13
CIK 853532

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549





FORM 10-QSB





[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended    March 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period ended          to


Commission File Number: 33-30123-A

GENERAL PARCEL SERVICE, INC.
(Exact name of small business issuer in its charter)


State of Florida                            59-2576629
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)           Identification No.)





8923 Western Way, Suite 22,
Jacksonville, FL 32256
(Address of principal executive offices)

904) 363-0089
(Issuer's telephone number)



Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes X   No



There were 3,758,671 shares of the Company's common stock outstanding as of May 12, 1995

GENERAL PARCEL SERVICE, INC.

FORM 10-QSB

INDEX





  Part I - Financial Information



        Item 1 - Financial Statements (unaudited)


              Consolidated Balance Sheets as of
              March 31, 1995, and December 31, 1994.                     1

              Consolidated Statements of Operations for the
              three months ended March 31, 1995 and 1994.                2

              Consolidated Statements of Cash Flows for the
              three months ended March 31, 1995 and 1994.                3

              Notes to Consolidated Financial Statements                 4


        Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          6



  Part II - Other Information


        Item 1 - Legal Proceedings                                      10
        Item 2 - Changes in Securities                                  10
        Item 3 - Defaults upon Senior Securities                        10
        Item 4 - Submission of Matters to a Vote
                   of Security Holders                                  10
        Item 5 - Other Information                                      10
        Item 6 - Exhibits and Reports on Form 8-K                       10


        Signatures                                                      11

GENERAL PARCEL SERVICE, INC.
CONSOLIDATED BALANCE SHEETS
                                                                             March 31,         December 31,
                                                                              1995                1994
                                                                            (Unaudited)
                                               ASSETS

Current assets:
  Cash and cash equivalents                                                    $ 33,957             $5,575
  Accounts receivable
    (net of allowance for doubtful accounts of $8,545 and $5,835
     at March 31, 1995 and December 31, 1994 respectively)                    1,871,097          1,544,745
  Other current assets                                                          626,331            695,583
                                                                             ----------         ----------
           Total current assets                                               2,531,385          2,245,903



Equipment, at net book value                                                  8,083,038          7,568,574
Goodwill                                                                      1,009,334              --
Other assets                                                                    184,513            181,843
                                                                             ----------         ----------
           Total assets                                                    $ 11,808,270        $ 9,996,320
                                                                             ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Short term borrowings                                                  $   2,225,000          1,500,000
   Current obligations under capital leases                                   1,006,216            994,714
   Current maturities of long-term debt                                         671,896            457,139
   Accounts payable                                                           1,654,612          1,023,300
   Accrued expenses and other                                                   167,328            317,339
                                                                             ----------         ----------
           Total current liabilities                                          5,725,052          4,292,492
                                                                             ----------         ----------
Non-current liabilities:

   Long-term obligations under capital leases                                 1,976,811          1,869,609
   Long-term debt                                                             1,183,571            588,406
   Convertible debentures                                                       300,000            300,000
                                                                             ----------         ----------
           Total non-current liabilities                                      3,460,382          2,758,015
                                                                             ----------         ----------

           Total liabilities                                                  9,185,434          7,050,507
                                                                             ----------         ----------

Stockholders' equity:

   Preferred stock, $.01 par value, 200,000 shares authorized,
       100,000 issued and outstanding at March 31, 1995, and
       December 31, 1994, liquidation preference $2,500,000.                      1,000              1,000
   Common stock, $.01 par value, 10,000,000 shares authorized,
        3,758,671 shares issued and outstanding  at March 31, 1995, and
        December 31, 1994.                                                       37,586             37,586
    Additional paid-in capital                                               13,389,655         13,389,655
    Accumulated deficit                                                     (10,805,405)       (10,482,428)
                                                                            ------------       ------------
             Total stockholders' equity                                       2,622,836          2,945,813
                                                                            ------------       ------------

             Total liabilities and stockholders' equity                     $11,808,270        $ 9,996,320
                                                                             ==========         ==========

<F1>
See accompanying notes.
1

GENERAL PARCEL SERVICE, INC. CONSOLIDATED STATEMENTS OF
OPERATIONS
                                                      Three Months Ended March 31,
                                                     1995                  1994
Revenue                                           $ 5,063,330       $  4,700,875

Operating expenses
   Salaries and benefits                            2,536,693          2,267,793
   Fuel                                               287,558            265,760
   Equipment rental                                     8,699             60,542
   Insurance                                          449,000            414,627
   Tires and maintenance                              174,185            166,741
   Depreciation and amortization                      410,632            307,568
   Facilities expense                                 331,587            286,797
   Terminal expense                                    56,054             34,573
   Purchased Transportation                            53,726                --
   Other                                               39,250             17,494
   Selling and administrative expense                 711,849            666,139
                                                   ----------         ----------
          Total operating expenses                  5,059,233          4,488,034
                                                   ----------         ----------
          Income from operations                        4,097            212,841

   Interest expense                                   152,074            131,404
                                                   ----------         ----------
           Net income (loss)                         (147,977)            81,437

  Preferred stock dividend requirement                 43,750             43,750
                                                    ---------          ---------
  Income (loss) available to common shareholders  $  (191,727)        $   37,687
                                                    =========          =========


Net income (loss) per common share               $      (0.05)        $     0.01
                                                     =========         =========

Weighted average number of common
shares outstanding
                                                   3,758,671           3,758,671
                                                   =========           =========

<F1>
See accompanying notes.

2

GENERAL PARCEL SERVICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents


                                                                                   Three Months Ended March 31,
                                                                                     1995                  1994
Cash flows from (for) operating activities:

   Net income (loss)                                                           $(   147,977)         $    81,437

   Adjustments to reconcile net loss to cash provided by (used in)
   operating activities:
    Loss on disposal of fixed assets                                                  2,718          --
    Depreciation and amortization                                                   423,263          317,394
    Changes in assets and liabilities:
    Increase in accounts receivable                                                (216,150)        (419,082)
    Decrease (increase) in other current assets                                     105,837          (88,625)
    Increase in other assets                                                         (2,670)         (2,740)
    Increase (decrease) in accounts payable                                         605,342         (54,762)
    Increase (decrease) in accrued expenses and other                              (150,012)        138,729
       Total adjustments                                                            768,328        (109,086)

        Net cash provided by  (used in) operating activities                        620,351         (27,649)

Cash flows for investing activities:
      Business acquisition                                                         (288,030)         --
      Purchase of equipment                                                        (354,913)         (200,611)

             Net cash used in investing activities                                 (642,943)         (200,611)



 Cash flows from financing activities:
         Dividends on preferred stock                                              (175,000)         --
         Repayment of long-term debt                                               (150,893)          (77,835)
         Principal payments under capital lease obligations                        (264,617)          (280,418)
         Increase (decrease) in bank overdrafts                                     (83,516)           505,417
         Increase in short term borrowings                                          725,000              --
                                                                                 -----------        ----------
                        Net cash provided by financing activities                    50,974            147,164
                                                                                 -----------        ----------

 Increase (decrease) in cash and cash equivalents                                    28,382            (81,096)
 Cash and cash equivalents, beginning of period                                       5,575          1,069,007
                                                                                 ----------         ----------
 Cash and cash equivalents, end of period                                     $      33,957        $   987,911
                                                                                 ==========         ==========

<F1>

 Supplemental disclosure:
 Cash paid during the period for interest                                     $     145,693        $   132,517
                                                                                 ==========         ==========

 Non-cash investing and financing activities:
 Capital lease and notes payable obligations of $375,191 and $16,820 were incurred when the Company entered into lease agreements for new vehicles and communication equipment for the three months ended March 31, 1995 and 1994, respectively.



 See accompanying notes.

 3

GENERAL PARCEL SERVICE, INC.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The information presented herein as of March 31, 1995, and for the three months ended March 31, 1995 and 1994, is unaudited.
The December 31, 1994, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.



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



The unaudited pro forma statement of operations of the Company for the three months ended March 31, 1995, accounts for the acquisition as if it had occurred on January 1, 1995 and the unaudited pro forma statement of operations for the three months ended March 31, 1994, accounts for the acquisition as if it had occurred on January 1, 1994. The pro forma results give effect to the amortization of goodwill and the effects of additional interest expense.

Unaudited Pro Forma Combined Results of Operations
For the Quarter Ended March 31, 1995



                                                                                                     Pro Forma
                                            The Company           TE          Adjustments            Combined
Sales                                       $ 5.063,330     $   184,712     $      -             $   5,248,042
                                             ==========      ==========       ==========            ==========
Net Earnings                                $  (147,977)    $   (10,426)    $   (19,867)         $    (178,270)
                                             ==========      ==========       ==========            ==========
Net earnings per common share               $      (.05)                                         $        (.06)
                                             ==========                                             ==========


Unaudited Pro Forma Combined Results of Operations
For the Quarter Ended March 31, 1994

                                                                                                     Pro Forma
                                            The Company           TE          Adjustments            Combined
Sales                                        $ 4,700,875      $  509,593    $        -          $    5,210,468
                                              ==========      ==========      ==========            ==========
Net Earnings                                 $    81,437      $    5,736    $    (21,078)       $       66,095
                                              ==========      ==========      ==========            ==========
Net earnings per common share                $       .01                                        $          .01
                                              ==========                                            ==========

<F1>

The above pro forma statements do not purport to be indicative of the results of operations which would have occurred had the acquisition been made on January 1, 1995 or 1994.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Liquidity and Capital Resources

Since inception, the Company has not generated sufficient cash flows from operations to fund its business expansion and operating losses. Expansion of operations and operating losses since inception have been funded from seven major sources: 1) private placements of restricted shares of common stock to its principal shareholders, 2) proceeds from its initial public offering of common stock in November 1989, 3) installment loans and leases from third party lenders collateralized by equipment acquired to support business growth, 4) a bank line of credit collateralized by accounts receivable and guaranteed by a major shareholder, 5) short term borrowings from banks and shareholders, 6) private placement of preferred stock and 7) debt issued and liabilities assumed in connection with the acquisition of TE.

As of March 31, 1995, the Company had raised net equity capital of $8,145,052 from private placements of restricted common shares, $2,715,700 from its initial public offering of November 2, 1989, $2,417,489 from private placements of preferred stock, and $150,000 from the sale of unrestricted common shares. When combined with cumulative operating losses since inception of $10,630,405 and the $175,000 dividend paid on the Company's preferred stock, the Company's net capital surplus as of March 31, 1995 was $2,622,836. There were no issuances of the Company's restricted common stock or preferred stock during the first quarter of 1995.

As of March 31, 1995, the Company was contractually obligated to repay $7,363,494 of indebtedness to equipment lessors, banks and other secured and unsecured lenders. In addition, the Company owed $1,654,612 to suppliers of goods and services necessary for the conduct of ongoing business including amounts represented by issued and outstanding checks, and had accrued salaries and other expenses of $167,328, which were unpaid at the close of the period.

In 1994, the Company entered into a revolving credit loan agreement ("Line of Credit") with a bank. The aggregate principal amount due under the agreement may not exceed $2,250,000. The agreement is evidenced by a demand note with interest payable monthly for advances of $1,000,000 or greater at the lower interest of the thirty day LIBOR rate plus .75% or the Bank's prime interest rate less .75% and for all other advances at the Bank's prime interest rate less .75%. The loan is collateralized by the Company's accounts receivable and certain stock certificates pledged by the Company's Chairman. The amount borrowed under the line of credit at March 31, 1995, was $2,225,000.

Cash provided by operations in during the first quarter of 1995 was $620,351 as compared to cash used in operations in the first quarter of 1994 of $27,649. The net cash provided by operations resulted primarily from an increase in accounts payable, the non-cash expense of depreciation and amortization and a decrease
in other current assets.   These were partially offset by an
increase in accounts receivable and a decrease in accrued expenses and other liabilities. The increase in cash and cash equivalents of $28,382 in the quarter ended March 31, 1995, required utilization of $725,000 of the Company's available line of credit during the first quarter of 1995. In response to the Company's future cash flow requirements, the Company has received a commitment from a major shareholder to fund the Company's operations through 1995, if necessary. Because of the Company's continuing requirement for cash to fund operating losses and to repay existing debt, it increased its line of credit to $2,250,000 in the first quarter of 1995. To the extent the Company requires additional cash for operations beyond its available credit line during 1995, it will seek to further increase its credit line or attempt to privately place common and/or preferred stock of the Company with investors. Should the Company not be able to provide cash for its operations as described above, it will rely on the commitment of one of its major shareholders to fund losses of the Company through December 31, 1995.

Financial Condition


As of March 31, 1995, the Company's working capital deficit (current liabilities less current assets) was $3,193,667, which increased the deficit by $1,147,078 from the $2,046,589 working capital deficit at December 31, 1994. Total current assets of $2,531,385 included cash of $33,957, accounts receivable of $1,871,097, prepaid expenses of $333,214, inventories of uniforms and supplies of $243,473 and other receivables of $49,644. Current liabilities of $5,725,052 included current obligations under leases and other lending agreements of $3,903,112, amounts owed to trade creditors of $1,654,612, including amounts represented by issued and outstanding checks, and other accrued expenses of $167,328.

Total assets as of March 31, 1995, at $11,808,270, increased by $1,811,950 (or 18.1%) during the quarter ended March 31, 1995, primarily as a result of the TE acquisition, an increase in accounts receivable and an increase in equipment at net book value.

Accounts receivable at $1,871,097 increased by $326,352 (or 21.1%) during the quarter ended March 31, 1995. The number of weeks sales in outstanding receivables was 4.8 at March 31, 1995, compared to 3.5 at December 31, 1994. Other current assets at $626,331 decreased by $69,252 during the first quarter of 1995 primarily because of a decrease in prepaid expenses.

The net book value of equipment increased by $514,464 to $8,083,038 during the quarter as a result of equipment additions of $938,445 in excess of depreciation of $421,263 and disposals of $2,718. The additions included $384,969 for 10 new delivery vans, $44,014 for other rolling stock equipment, $208,340 for equipment acquired in the TE acquisition, $127,340 for electronic clipboards, $163,294 for conveyor and other terminal equipment and $10,488 for computers and other office equipment. Other assets at $184,513 increased by $2,670 because of advance rental payments and security deposits related to new facilities lease agreements.

Total liabilities at $9,185,434 increased by $2,134,927 (or 30.3%) during the quarter ended March 31, 1995. Total debt of $7,363,494 increased by $1,653,626 (or 29.0%). The increase was primarily due to the increase in short term borrowings and debt issued and liabilities assumed in connection with the acquisition of TE.

Capital lease obligations at $2,983,027 were increased by $118,704 during the quarter as a result of $383,321 of new additions in excess of $264,617 of scheduled principal payments. The additions to capitalized leases were for six new delivery vans and assets acquired in the TE acquisition. Long term debt at $1,855,467 increased $809,922 as a result of $960,815 of new additions net of $150,893 of scheduled principal payments. The additional new debt was incurred to finance the purchase of four new delivery vans and the assets acquired in the TE acquisition. Short-term borrowings increased by $725,000 to $2,225,000 as a result of an increase in the Company's utilization of its line of credit.

Accounts payable increased by $631,312 to $1,654,612 during the quarter ended March 31, 1995. Accrued expenses decreased by $150,011 to $167,328.

The Company's stockholders' equity decreased by $322,977 for the quarter ended March 31, 1995, as a result of a net loss for the period and payment of a $175,000 dividend on its preferred stock. Total stockholders' equity as of March 31, 1995 was $2,622,836.

Results of Operation - Three Months ended March 31, 1995


Revenue for three months ended March 31, 1995, was $5,063,330 representing an increase of $362,455 (or 7.7%) over revenue for the same period of 1994. The increased in revenue from existing customers and new customers acquired in the TE acquisition was significantly offset by revenue lost from several major accounts which provided revenue to the Company during the first quarter of 1994 but not during the first quarter of 1995. The impact of the loss of these customers has caused a lower income from operations in the first quarter of 1995, as compared to the first quarter of 1994.

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

Total operating expenses (excluding interest expense) at $5,059,233 for the first quarter of 1995 increased by $571,199 (or 12.7%) compared to the first quarter of 1994 total. The operating ratio (total operating expenses as a percentage of revenue), was 99.9% for the quarter ended March 31, 1995, compared to 95.5% for the quarter ended March 31, 1994.

Operating salaries and benefits at $2,536,693 increased by $268,900 (or 11.9%) for the first quarter of 1995, but were 50.1% of revenue compared to 48.2% for the first quarter of 1994. Fuel costs at $287,558, while increased $21,798 from the first quarter of 1994 level, were 5.7% of revenue, equal to the same percentage in the quarter ended March 31, 1994. Tires and maintenance expense at $174,185 increased by $7,444 from the first quarter 1994 level and represented 3.4% of revenue compared to 3.5% in the first quarter of 1994 as improved cost controls and preventative maintenance procedures continued.

Insurance costs increased by $34,373 to $449,000 or 8.9% of revenue in first quarter of 1995 as compared to $414,627 or 8.8% of first quarter 1994 revenue. The consistent expense as a percentage of revenue illustrates the continued success of the safety control program.

The fixed components of operating cost (depreciation and amortization, facilities and terminal expense) increased in first quarter of 1995 over the first quarter of 1994 because of decisions made in early 1994 to significantly increase in the number of vehicles placed in service during the last three quarters of 1994, to open new terminals during the last three quarters of 1994 and to convert to electronic clipboards. Depreciation and amortization was $410,632, an increase of $103,064 (or 33.5%) over the first quarter of 1994, and was 8.1% of revenue in the first quarter of 1995 as compared to 6.5% in the same period of 1994. Facilities expense (rent plus utilities) at $331,587 increased by $44,790 (or 15.6%) and was 6.5% of first quarter 1995 revenue versus 6.1% in the first quarter of 1994. Terminal expense increased by $21,481 (or 62.1%) to $56,064.

Selling and administrative expense at $711,849 was 6.9% higher than the first quarter 1994 level but was reduced as a percentage of revenue from 14.2% in 1994 first quarter to 14.1% in 1995 first quarter.

The Company's operating profit for the quarter ended March 31, 1995 was $4,097 compared to an operating profit of $212,841 for the quarter ended March 31, 1994. Interest expense at $152,074, an increase of $20,670 over the interest expense for the quarter ended March 31, 1994, resulting from additional amounts borrowed under the Company's line of credit and debt issued and liabilities assumed in the TE acquisition. The Company's net loss for the quarter ended March 31, 1995 was $147,977 compared to a net profit of $81,437 for the same period of 1994.

                Part II - Other Information


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K


        The Company filed a Form 8-K dated February 10, 1995 announcing the acquisition of certain assets of TE and the filing of a civil complaint against UPS in the Federal District Court of Northern Georgia.

        Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 General Parcel Service, Inc.


        Date:  May 12, 1995


                                                 By:    s/E. Hoke Smith, Jr.
                                                        E. Hoke Smith, Jr.
                                                        President and CEO



                                                        s/Wayne N. Nellums
                                                        Vice President
                                                        Chief Financial Officer