Form 10QSB
period 1995-09-30
GENERAL PARCEL SERVICE INC
filed 1995-11-14
CIK 853532

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549





FORM 10-QSB





[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended    September 30, 1995

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



There were 3,758,671 shares of the Company's common stock outstanding as of November 1, 1995.

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY

                              FORM 10-QSB
                                INDEX



PART I. FINANCIAL INFORMATION                           Page Number



   Item 1.
   Consolidated Balance Sheets
    as of September 30, 1995 and December 31, 1994. . . . . . . . . 2

   Consolidated Statements of Earnings for the three
    months ended September 30, 1995 and 1994, and the nine
    months ended September 30, 1995 and 1994 . . . . . . . . . . .  3

    Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1995 and 1994. . . . . . . . . . . . . . . 4

    Notes to Consolidated Financial Statements . . . . . . . . . .  5


    Item 2.
    Management's Discussion and Analysis of Financial Condition
     and Results of Operations. . . . . . . . . . . . . . . . . . . 7



PART II.        OTHER INFORMATION

    Item 1.
    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . 13

    Item 6.
    Exhibits and Reports on Form 8-K
           (A)  Exhibits:
                Exhibit 11 . . . . . . .. . . . . . . . . . . . .  14

           (B)   Reports on Form 8-K
                 None

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS




                                                                September 30,            December 31,
                                                                    1995                    1994
                                                                 (Unaudited)
ASSETS

Current assets:
 Cash & cash equivalents                                    $        11,171         $       5,575
 Accounts receivable (net of allowance for doubtful
  accounts of $7,858 and $5,835 at September 30, 1995
  and December 31, 1994 respectively)                             1,832,431             1,544,745
  Other current assets                                              501,594               695,583
                                                                 ----------            ----------
         Total current assets                                     2,345,196             2,245,903

Equipment, at net book value                                      7,850,495             7,568,574

Goodwill                                                          1,105,969                --

Other assets                                                        187,169               181,843
                                                                 ----------            ----------
         Total assets                                       $    11,488,829         $   9,996,320
                                                                 ==========            ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short term borrowings                                      $    1,500,000          $   1,500,000
 Current obligations under capital leases                          827,552                994,714
 Current maturities of long-term debt                              568,625                457,139
 Accounts payable                                                1,139,336              1,023,300
 Accrued expenses and other current liabilities                    611,058                317,339
                                                                ----------             ----------
    Total current liabilities                                    4,646,571              4,292,492

Non-current liabilities:
 Long-term obligations under capital leases                      1,803,023              1,869,609
 Long-term debt                                                  4,032,211                588,406
 Convertible debentures                                            300,000                300,000
                                                                ----------             ----------
    Total non-current liabilities                                6,135,234              2,758,015
                                                                ----------             ----------

    Total liabilities                                           10,781,805              7,050,507
                                                                ----------             ----------

Stockholders' equity:
  Preferred stock, $.01 par value, 200,000 shares authorized,
   100,000 issued and outstanding at September 30, 1995, and
   December 31, 1994, liquidation preference $2,500,000.             1,000                  1,000
  Common stock, $.01 par value, 10,000,000 shares authorized,
   3,758,671 shares issued and outstanding at September 30,
   1995, and December 31, 1994                                      37,586                 37,586
  Additional paid-in capital                                    13,389,655             13,389,655
  Accumulated deficit                                          (12,721,217)           (10,482,428)
                                                                ----------             ----------
     Total stockholders' equity                                    707,024              2,945,813
                                                                ----------             ----------
     Total liabilities and stockholders' equity             $   11,488,829         $    9,996,320
                                                                ==========             ==========

<FN1>
See accompanying notes.
2

GENERAL PARCEL SERVICE, INC. AND  SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                                                             Three months                           Nine Months
                                                          ended September 30,                     ended September 30,
                                                         1995             1994                 1995              1994
Revenue                                              $  5,015,484     $  5,125,053       $   14,932,303     $  14,764,365

Operating expenses
 Operations salaries & benefits                         2,815,491        2,540,139            8,152,980         7,151,041
 Contract labor                                             1,446            2,328               32,149             6,394
 Fuel                                                     272,725          331,501              863,044           885,187
 Equipment Rental                                           3,581           29,969               28,080           155,236
 Insurance                                                478,302          482,439            1,452,282         1,391,083
 Tires & maintenance                                      190,780          227,688              547,768           584,349
 Depreciation & amortization                              424,447          335,693            1,273,144           954,794
 Facilities expense                                       319,540          308,158              957,703           889,368
 Terminal expense                                          58,789           39,112              194,151           106,019
 Purchased transportation                                  60,322           11,488              180,604            11,488
 Other operating costs                                     28,750           38,904               93,812            71,167
 Selling and administrative expense                     1,007,007          842,149            2,659,313         2,270,641
                                                       ----------       ----------           ----------        ----------
Total operating expense                                 5,661,180        5,189,568           16,435,030        14,476,767
                                                       ----------       ----------           ----------        ----------

Operating income (loss)                                  (645,696)         (64,515)          (1,502,727)          287,598

Interest expense                                          205,809          149,481              561,063           407,897
                                                       ----------       ---------            ----------        ----------
Net income (loss)                                        (851,505)        (213,996)          (2,063,790)         (120,299)

Preferred stock dividend requirement                       43,750           43,750              131,250           131,250
                                                       ----------       ----------           ----------        ----------
Earnings available to common shareholders            $   (895,255)     $  (257,746)        $ (2,195,040)     $   (251,549)
                                                       ==========       ==========           ==========        ==========
Net Income (loss) per common
  share (primary and fully diluted)                  $      (0.24)     $     (0.06)        $      (0.58)     $      (0.06)
                                                       ==========       ==========           ==========        ==========

Weighted average number of common
  shares outstanding                                    3,758,671        4,124,366            3,758,671         4,124,366
                                                       ==========       ==========           ==========        ==========

<F1>
See accompanying notes.
3

GENERAL PARCEL SERVICE, INC. AND  SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
             (Unaudited)


                                                                  Nine months ended September 30,
                                                                     1995                   1994
Cash flows from (for) operating activities:
  Net income (loss)                                           $  (2,063,790)       $    (120,299)
   Adjustments to reconcile net income (loss) to cash            ----------           ----------
    provided by (used in) operating activities:
     Loss on disposal of fixed assets                                 2,718
     Depreciation and amortization                                1,321,511              982,680
   Changes in assets and liabilities:
    Decrease in accounts receivable                                (177,484)            (588,000)
    Decrease (increase) in other current assets                     230,574              (13,233)
    Increase in other assets                                         (5,326)              (7,274)
    Increase (decrease) in accounts payable                         148,137             (139,039)
    Increase in accrued expenses                                    243,719               53,739
                                                                 ----------            ----------
      Total adjustments                                           1,763,849               288,873
                                                                 ----------            ----------
        Net cash provided by (used in) operating activities        (299,941)              168,574
                                                                 ----------            ----------
Cash flows for investing activities
  Business Acquisition                                             (348,364)                --
  Purchase of equipment                                            (631,562)            (954,255)
                                                                 ----------            ----------
        Net cash used in investing activities                      (979,926)            (954,255)
                                                                 ----------            ----------


Cash flows from financing activities:
  Dividends paid on preferred stock                                (175,000)                --
  Repayment of short-term debt                                   (2,500,000)                --
  Repayment of long-term debt                                      (533,246)            (259,810)
  Principal payments under capital lease obligations               (864,704)            (845,185)
  Increase in long-term borrowings                                3,000,000              499,000
  Increase in short-term borrowings                               2,500,000                 --
  (Decrease) Increase in bank overdraft                            (141,587)             322,669
                                                                 ----------           ----------
         Net cash provided by (used in) financing activities      1,285,463             (283,326)
                                                                 ----------           ----------

Increase in cash and cash equivalents                                 5,596           (1,069,007)
Cash and cash equivalents, beginning of period                        5,575            1,069,007
                                                                 ----------           ----------
Cash and cash equivalents, end of period                      $      11,171         $       --
                                                                 ==========           ==========


<F1>
Supplemental disclosure

Cash paid during the period for interest                      $     489,708         $    402,230
                                                                 ==========           ==========

Non-cash investing and financing activities:

Capital lease and notes payable obligations of $750,546 and $897,794 were incurred when the Company financed and entered into lease arrangements for equipment and new vehicles for the nine months ended September 30, 1995 and 1994, respectively.


See accompanying notes
4

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements


The information presented herein as of September 30, 1995, and for the three months and nine months ended September 30, 1995 and 1994, is unaudited. The December 31, 1994, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

2.  Acquisition of  Assets of Transit Express of Charlotte, Inc.

On February 10, 1995, the Company through a subsidiary acquired certain assets of Transit Express of Charlotte, Inc. ("TE"). TE was based in Charlotte, North Carolina, and provided scheduled carrier and package delivery services to businesses in North and South Carolina. The Company paid $75,000 in cash, assumed certain accounts and notes payable totaling approximately $525,000 and entered into certain employment contracts and non-competition agreements with the principals of TE. The employment contracts are for a term of nine months beginning February 10, 1995, and call for aggregate compensation of $103,000 payable over the nine month period and the non-competition agreements provide for a payment of $590,000 payable over a sixty month period.

The acquisition of the TE assets was accounted for as a purchase and, accordingly, the purchase price was allocated to the acquired assets and assumed liabilities based upon their respective fair values. The excess of the purchase price over the fair value of the net assets acquired will be amortized over 40 years on a straight-line basis.

The unaudited pro forma statement of operations of the Company for the three months and nine months ended September 30, 1995, accounts for the acquisition as if it had occurred on January 1, 1995, and the unaudited pro forma statement of operations for the quarter and nine months ended September 30, 1994, accounts for the acquisition as if it had occurred on January 1, 1994. The pro forma results give effect to the amortization of goodwill and the effects of additional interest expense.

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

Unaudited Pro Forma Combined Results of Operations
For the Quarter Ended September 30, 1994
                                                                                          Pro Forma
                                       The Company             TE         Adjustments     Combined
Sales                                  $  5,125,053     $   530,431     $      --       $  5,655,484
                                         ==========       ==========      ==========      ==========
Net income (loss)                      $   (213,996)    $     18,787    $    (17,397)   $  ( 212,606)
                                         ==========       ==========      ==========      ==========
Net income (loss) per common share     $      (0.06)                                    $      (0.06)
                                         ==========                                       ==========

Unaudited Pro Forma Combined Results of Operations
For the Nine Months Ended September 30, 1995
                                                                                          Pro Forma
                                        The Company            TE          Adjustments     Combined
Sales                                  $ 14,932,303     $    184,712    $       -       $ 15,117,015
                                         ==========       ==========      ==========      ==========
Net income (loss)                      $ (2,063,790)    $    (10,426)   $    (19,867)   $ (2,094,083)
                                         ==========       ==========      ==========      ==========
Net income (loss) per common share     $      (0.58)                                    $      (0.59)
                                         ==========                                       ==========


Unaudited Pro Forma Combined Results of Operations
For the Nine Months Ended September 30, 1994
                                                                                          Pro Forma
                                        The Company           TE         Adjustments       Combined
Sales                                  $ 14,764,365     $  1,556,071    $        -      $ 16,320,436
                                         ==========       ==========      ==========      ==========
Net income (loss)                      $   (120,299)    $     31,887    $    (59,553)   $   (147,965)
                                         ==========                       ==========      ==========
Net income (loss) per common share     $      (0.06)                                    $      (0.07)
                                         ==========                                       ==========

<F1>

The above pro forma statements do not purport to be indicative of the results of operations which would have occurred had the acquisition been made on January 1, 1995 or 1994.


6

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

As of September 30, 1995, the Company had raised net equity capital of $8,145,052 from private placements of restricted common shares, $2,715,700 from its initial public offering of November 2, 1989, $2,417,489 from private placements of preferred stock, and $150,000 from the sale of unrestricted common shares. When combined with cumulative operating losses since inception of $12,546,217 and the $175,000 dividend paid on the Company's preferred stock, the Company's net capital surplus as of September 30, 1995 was $707,024. There were no issuances of the Company's restricted common stock or preferred stock during the first nine months of 1995.

As of September 30, 1995, the Company was contractually obligated to repay $9,031,411 of indebtedness to equipment lessors, banks and other secured and unsecured lenders. In addition, the Company owed $1,139,336 to suppliers of goods and services necessary for the conduct of ongoing business including amounts represented by issued and outstanding checks, and had accrued salaries and other expenses of $611,058, which were unpaid at the close of the period.

On June 19, 1995, the Company closed on a new $4,500,000 credit facility with a bank. The facility includes a $3,000,000 five-year term note and a $1,500,000 revolving credit loan. The term note provides that interest only is payable monthly during the first two years the note is outstanding and the principal is amortized and paid monthly with interest over the final three years of the note's term. The revolving credit loan is evidenced by a demand note with interest payable monthly. Under both the term note and the revolving credit loan, interest for advances of $1,000,000 or greater is calculated at the lower of the thirty day LIBOR rate plus .60% or the Bank's prime interest rate less .75% and for all other advances at the Bank's prime interest rate less .75%. The loan is collateralized by the Company's accounts receivable and certain stock certificates pledged by the Company's Chairman. At September 30, 1995, $3,000,000 had been borrowed under the term loan and $1,500,000 had been borrowed under the revolving credit loan.

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)


Cash used in operations during the first nine months of 1995 was $299,941 as compared to cash provided by operations in the first nine months of 1994 of $168,574. The net cash used in operations resulted primarily from the net loss for the period and an increase in accounts receivable. These were partially offset by the non-cash expense of depreciation and amortization, an increase in accounts payable and an increase in accrued expenses and other current liabilities. The increase in cash and cash equivalents of $5,596 in the nine months ended September 30, 1995, required increasing bank debt by $3,000,000 for the nine months ended September 30, 1995. In response to the Company's future cash flow requirements, the Company has received a commitment from a major shareholder to fund the Company's operations through 1995, if necessary. Because of the Company's continuing requirement for cash to fund operating losses and to repay existing debt, it restructured and increased its bank debt as described above during the first nine months of 1995. To the extent the Company requires additional cash for operations beyond its available credit line during 1995, it will seek to further increase its credit line or attempt to privately place common and/or preferred stock of the Company with investors. Should the Company not be able to provide cash for its operations as described above, it will rely on the commitment of one of its major shareholders to fund losses of the Company through December 31, 1995.

Financial Condition

As of September 30, 1995, the Company's working capital deficit (current liabilities less current assets) was $2,301,375, which was $254,786 greater than the $2,046,589 working capital deficit at December 31, 1994. Total current assets of $2,345,196 included cash of $11,171, accounts receivable of $1,832,431, prepaid expenses of $156,220, inventories of uniforms and supplies of $272,266 and other receivables of $73,108. Current liabilities of $4,646,571 included current obligations under leases and other lending agreements of $2,896,177, amounts owed to trade creditors of $1,139,336, including amounts represented by issued and outstanding checks, and other accrued expenses of $611,058.

Total assets as of September 30, 1995, at $11,488,829, increased by $1,492,509 (or 14.9%) during the nine months ended September
30, 1995, primarily as a result of the TE acquisition, an increase in accounts receivable and an increase in equipment at net book value.

Accounts receivable at $1,832,431 increased by $287,686 (or 18.6%) during the nine months ended September 30, 1995. The number of weeks sales in outstanding receivables was 4.8 at September 30, 1995, compared to 3.5 at December 31, 1994. Other current assets at $501,594 decreased by $193,989 during the first nine months of 1995 primarily because of a decrease in prepaid expenses.

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)


The net book value of equipment increased by $281,921 to $7,850,495 during the nine months as a result of additions of $1,590,395 in excess of depreciation of $1,305,273 and disposals of $2,718.

The additions included $460,733 for 12 new delivery vans, $288,672 for twenty new trailers, $154,037 for other rolling stock equipment, $208,340 for equipment acquired in the TE acquisition, $132,767 for electronic clipboards, $263,346 for conveyor and other terminal equipment and $82,500 for computers and other office equipment. Other assets at $187,169 increased by $5,326 because of advance rental payments and security deposits related to new facilities lease agreements.

Total liabilities at $10,781,805 increased by $3,731,298 (or 52.9%) during the nine months ended September 30, 1995. Total debt of $6,400,836 increased by $3,555,291 (or 124.9%). The increase was primarily due to the borrowing to fund operating deficits, pay obligations under capital leases and debt issued and liabilities assumed in connection with the acquisition of TE.

Capital lease obligations decreased by $233,748 to $2,630,575 during the nine months as a result of scheduled principal payments of $916,661 in excess of new additions of $682,913.
The additions to capitalized leases were for eight new delivery vans, twenty new trailers and assets acquired in the TE acquisition. Long term debt at $4,032,211 increased $3,443,805 as a result of $4,056,580 of new additions net of $612,775 of scheduled principal payments. The additional new debt was incurred to fund operating losses and finance the purchase of four new delivery vans and the assets acquired in the TE acquisition. Short-term borrowings at September 30, 1995, and December 31, 1994, were at $1,500,000.

Accounts payable increased by $116,036 to $1,139,336 during the nine months ended September 30, 1995. Accrued expenses increased by $293,719 to $611,058.

The Company's stockholders' equity decreased by $2,238,789 for the nine months ended September 30, 1995, as a result of a net loss for the period and payment of a $175,000 dividend on its preferred stock. Total stockholders' equity as of September 30, 1995 was $707,024.

Results of Operations

The Company's net loss for the nine months ended September 30, 1995 was $2,063,790 compared to a net loss of $120,299 for the
same period of 1994.    For the quarter ended September  30,
1995  the  loss was $895,255  compared   to  a  net loss of
$213,996 for the same

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations  (Continued)

period of 1994. Revenue for nine months ended September 30,
1995, was $14,932,303 representing  an  increase  of  $167,938
(or  1.1%)  over  revenue  for  the  same  period of 1994.

Revenue for the three months ended September 30, 1995, was $5,015,484 representing a decrease of $109,569 (or 2.1%) from revenue for the same period of 1994. The increase in revenue from existing customers and new customers acquired in the TE acquisition was more than offset by revenue lost from several major accounts which provided revenue to the Company during the first nine months and third quarter of 1994 but not during the first nine months and third quarter of 1995. The lack of revenues during the first nine months of 1995 from these customers lost to UPS and the decrease in freight volume from existing customers experienced during the second quarter of 1995 resulted in an increased net loss for the first nine months and third quarter of 1995, as compared the first nine months and third quarter of 1994.

Several major accounts were lost to UPS in the third quarter of 1994. In response to the loss of these major customers, the Company filed a civil complaint in federal district court against UPS, alleging, among other things, that UPS has attempted to monopolize the market for ground-based business-to-business parcel delivery service in Georgia and Florida in violation of federal and state anti-trust laws. Additionally, the Company has redirected part of its sales and marketing efforts to new market segments. As a result of these efforts, during the first nine months of 1995, the Company replaced most of the revenue from customer losses to UPS, however the margins on the replacement business are not as large as the margins on the lost business.

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

Total operating expenses (excluding interest expense) were $16,435,030 for the first nine months of 1995 and $5,661,180 for
the third quarter of 1995.   For the first nine months of 1995,
total operating expenses increased $1,958,263 (or 13.5%) compared to those expenses for the first nine months of 1994. For the quarter of 1995, total operating expenses increased by $471,612 (or 9.1%) over total operating expenses for the third quarter of 1994. The operating ratio (total operating expenses as a percentage of revenue), was 110.1% for the nine months ended September 30, 1995, compared to 98.1% for the nine months ended September 30, 1994, and

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations  (Continued)

112.9% for the quarter ended September 30, 1995, compared to 101.3% for the quarter ended September 30, 1994.

Operating salaries and benefits at $8,152,980 increased by $1,001,939 (or 14.0%) for the first nine months of 1995, and were 54.6% of revenue compared to 48.4% for the first nine months of 1994. For the third quarter of 1995, operating salaries and benefits were $2,815,491, an increase of $275,352 (or 10.8%) over those for the third quarter of 1994. Operating salaries and benefits were 56.1% of revenue for the third quarter of 1995 compared to 49.6% for the third quarter of 1994. The increase in operating salaries and benefits occurred primarily in the Charlotte terminal because of the TE acquisition and in Atlanta where significant new business was generated. However, the Company has been unable to reduce salaries and benefits at the Company's Florida terminals and still service existing package volume at those terminals.

Fuel costs at $863,044 decreased by $22,143 from the first nine months of 1994 level of $885,187 and were 5.8% of revenue for the nine months ended September 30, 1995, compared to 6.0% for the first nine months of 1994. For the third quarter of 1995, fuel costs were $272,725. They decreased in the quarter ended September 30, 1995, by $58,776 from the third quarter 1994 level of 6.5% of revenue to reach 5.4% of revenue.

Tires and maintenance expense at $547,768 decreased by $36,581 from the first nine months 1994 level and represented 3.7 % of revenue compared to 4.0% in the first nine months of 1994. Tires and maintenance expense at $190,780 decreased by $36,908 from the third quarter 1994 level and represented 3.8% and 4.4% of revenue in the third quarter of 1995 and 1994, respectively.

Insurance costs increased by $61,199 to $1,452,282 or 9.7% of revenue in first nine months of 1995 as compared to $1,391,083
or 9.4% of first nine months of 1994 revenue.   Insurance costs
decreased by $4,137 to $478,302 or 9.5% of revenue in third quarter of 1995 as compared to $482,439 or 9.4 % of third quarter 1994 revenue. The increase resulted primarily from additional workman's compensation insurance premiums.

The fixed components of operating cost (depreciation and amortization, facilities and terminal expense) increased in first nine months of 1995 over the first nine months of 1994 because of decisions made in early 1994 to significantly increase the number of vehicles placed in service during the last three quarters of 1994, to open new terminals during the last three quarters of 1994 and to convert to electronic clipboards. Depreciation and amortization at $1,273,144, increased by $318,350 (or 33.3%) over the depreciation expense for the first nine months of 1994, and was 8.5% of revenue in the first nine months of 1995 as compared to 6.5% in the same period of 1994. Depreciation and amortization was $424,447, an increase of $88,754 (or 26.4%) over the third quarter of 1994, and was 8.5% of revenue in the third quarter of 1995 as compared to 6.6% in the same period of 1994.


GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations  (Continued)


Facilities expense (rent plus utilities) at $957,703 increased by $68.335 (or 7.7%) and was 6.4% of first nine months 1995 revenue versus 6.0% in the first nine months of 1994. Facilities expense at $319,540 increased by $11,382 (or 3.7%) and was 6.4% of third quarter 1995 revenue versus 6.0% in the third quarter of 1994. Terminal expense increased by $88,132 and $19,677 to $194,151 and $58,789 for the nine months and quarter ended September 30, 1995.

Purchased transportation, which includes amounts paid to trucking companies to bring packages from customers' distribution points outside the Company's geographical operating area to the Company's terminals for delivery has increased to $180,604 and $60,322 for the nine months and quarter ended September 30, 1995, from $11,488 for both the nine months and quarter ended September 30, 1994. The costs increased along with the associated revenues because the packages were brought into the Company's distribution area from outside during the entire nine months of 1995 but only for a portion of the first nine months of 1994.

Selling and administrative expense at $2,659,313 was 17.1% higher than the first nine months 1994 level and increased as a percentage of revenue from 15.4% in the 1994 first nine months to 17.8% in the 1995 first nine months. For the third quarter of 1995, selling and administrative expense was $1,007,007, an increase of $164,848 (or 19.6%) over those for the third quarter 1994 and increased as a percentage of revenue from 16.4% in the 1994 third quarter to 20.1% in 1995 third quarter. The increases relate primarily to additional personnel costs, legal expenses associated with the UPS litigation and additional taxes and licenses.

The Company's operating loss for the nine months ended September 30, 1995, was $1,502,727 compared to an operating profit of $287,598 for the nine months ended September 30, 1994. Its operating loss for the quarter ended September 30, 1995, was $645,696 compared to an operating loss of $64,515 for the quarter ended September 30, 1994.

Interest expense at $561,063 increased $153,166 over the interest expense for the nine months ended September 30, 1994, resulting from additional amounts borrowed under the Company's line of credit and debt issued and liabilities assumed in the TE acquisition. Interest expense for the quarter ended September 30, 1995, was $205,809, an increase of $56,328 over the interest expense for the quarter ended September 30, 1994.

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
      Part II - Other Information


Item 1.  Legal Proceedings

  Inforite Corporation has filed a suit against the Company, seeking damages of $374,203 for alleged breach of a contract in which Inforite agreed to sell the Company certain electronic "clipboards" along with supporting accessories and computer software. The Company has asserted that the Inforite products are defective, and has revoked acceptance of the products pursuant to California Comercial Code sections 2608 and 2609. In the same action, Inforite has also alleged intentional interference with contract and defamation, claiming an unspecified amount of damages. The Company has denied all material allegations and has counterclaimed for breach of contract, breach of warranty and fraud, seeking recovery of approximately $175,000 it paid for the products and for an undetermined amount in incidental damages.

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

Date:  November 13, 1995


                                              By:    s/E. Hoke Smith, Jr.
                                              E. Hoke Smith, Jr.
                                              President and CEO


                                              s/Wayne Nellums
                                              Wayne N. Nellums
                                              Vice President
                                              Chief Financial Officer

EXHIBIT 11

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY

COMPUTATION OF EARNINGS PER SHARE
(unaudited)


                                                 Three months ended              Nine months ended
                                                    September 30,                   September 30,
                                              1995              1994           1995              1994
Weighted average number of common
   shares outstanding                      3,758,671          3,758,671       3,758,671         3,758,671

Additional shares assuming conversion of:

  Stock options, performance share
    awards (1)                                  -               365,695            -              365,695
                                          ----------         ----------      ----------        ----------
Average common shares outstanding
  and equivalents used in per share
  calculation                              3,758,671          4,124,366       3,758,671         4,124,366
                                          ==========         ==========      ==========        ==========

<F1>
  (1)  Stock options were not included except for the three months and nine months ended September 30, 1994, because inclusion in subsequent periods calculations would have been anti-dilutive.
<F2>
  (2)  Convertible preferred stock and convertible subordinated debentures equivalents were not used to calculate fully diluted per share data because the resulting earnings would have been anti-dilutive.

14