Form 10KSB
period 1995-12-31
GENERAL PARCEL SERVICE INC
filed 1996-04-16
CIK 853532

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

Commission File Number: 33-30123-A

GENERAL PARCEL SERVICE, INC.
(Name of small business issuer in its charter)

State of Florida
(State or other jurisdiction of incorporation or organization)

59-2576629
(I.R.S. Identification No.)

8923 Western Way, Suite 22, Jacksonville, FL     					32256
(Address of principal executive offices)  	        (Zip Code)

Issuer's telephone number, including area code: (904) 363-0089

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class registered             Name of Exchange on which

    Common Stock                           NASDAQ

    Warrants (two warrants entitle
holder to purchase at a one share
of common stock at a price of $7.50
per share)                                 NASDQ

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes   X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [ ]

Issuer's revenues for the year ended   December 31, 1995:
$20,567,498

The aggregate market value of the voting stock held by the non-affiliates of the registrant was $3,065,679 based on the closing sale price reported on March 20, 1996.

There were 3,758,671 shares of the Company's common stock outstanding as of March 20, 1996.

Documents Incorporated by Reference: Portions of the Proxy
Statement for the Registrant's 1995 Annual Meeting of
Shareholders are incorporated by reference into Part III.

An index to the exhibits to this report begins on page 17 hereof.

                        PART I

Item 1. BUSINESS

Introduction

General Parcel Service, Inc. ("GPS" or "Company"), is in the small package shipping and delivery business. The Company's business purpose is to offer its customers and potential customers a more flexible just-in-time shipping alternative to its major competitor, United Parcel Service ("UPS"). GPS currently provides pickup and delivery services throughout the State of Florida, between Florida and Atlanta, Georgia, between Atlanta and Charlotte and Greensboro, North Carolina and in the metropolitan areas of Atlanta, Charlotte, Winston Salem, Raleigh and Durham. The Company has concentrated on tailoring its services to the commercial or business shipper. Management believes that business to business shipping, as compared to shipping to residential consumers, provides a greater likelihood of multiple-package and repeat deliveries, which result in higher revenues and lower costs per delivery.

In management's belief, sociological and marketing trends have resulted in major changes in the general method of purchasing goods. These changes have resulted in both retail consumers and businesses purchasing substantially more goods by telephone and through catalogs, with a consequential decrease in historic retail storefront operations. Generally, businesses which sell products by telephone or through catalogs deliver purchased items to their customers by parcel delivery services, such as UPS or the U.S. Post Office. In addition, most business shippers require prompt delivery of their parcels. In keeping with the Company's motto "We Deliver Next Day, Everyday," at the present time over 98% of all packages are delivered by GPS to any business address in Florida "next day."

Management believes that it has developed an operating formula that has enabled the Company to experience substantial growth in Florida and Georgia. The Company intends to continue to refine its operating formula on an ongoing basis and to replicate the operating formula, state-by-state, as the Company expands along the "Eastern Corridor" of the United States, which is generally defined as the geographic area surrounding Interstate Highways 85 and 95. Management believes that expansion will enable GPS to use economies of scale, resulting in lower marginal costs, and to attract additional customers because of the Company's expanded service area.

The goal of GPS is to expand its business by attracting a substantial portion of the business to business parcel delivery market in the Eastern Corridor. Management believes the Eastern Corridor represents a significant growth area in population and a large portion of the business market purchasing goods by telephone and through catalogs. During 1996, the Company plans to concentrate on continuing to build volume in its Florida and Atlanta markets where excess capacity exists and selectively expand its operations in North Carolina or other Southeastern areas where profitable volume can be obtained with minimum capital outlays. Because of the Company's limited resources, any expansion will be into areas where the Company will able to produce positive contributions in a short period of time by shipping a large volume of parcels from existing customers into the area covered by the new terminal and avoid substantial start-up costs.

Through December 31, 1995, the Company has experienced operating losses of $13,487,409 and its working capital deficiency at December 31, 1995, was $3,214,219. Management's estimates of cash requirements to fund operating losses and debt service are substantial. While revenues continue to increase and expense containment measures have been instituted, management is nonetheless pursuing several strategies for raising additional resources through debt or equity transactions.

Management has reassessed the operating practices at each of its terminals and has instituted a number of changes directed towards cost containment including elimination of unprofitable delivery routes. Strict accountability over all costs are being implemented at all locations through budgetary controls and improved reporting of actual operating results to operations managers.

The Board of Directors has engaged KPMG Baymark Capital LLC ("BayMark") to render certain financial advisory and investment banking services to the Company. Under the terms of the engagement, BayMark will familiarize itself to the extent it deems appropriate and feasible with the business, operations, properties, financial condition and prospects of the Company and will advise and assist the Company in identifying and/or evaluating various strategic or financial alternatives that may be available to the Company to enhance shareholder value.

HISTORY AND DEVELOPMENT

On August 28, 1985, E. Hoke Smith, Jr., President of the Company, incorporated General Parcel Service of Florida, Inc., a Florida corporation, in order to engage in the parcel shipping and delivery business within the State of Florida. The initial terminal operation commenced September, 1985, from a 2,000 square foot terminal located in Jacksonville, Florida with a single panel truck. In 1986, the Company's service area was expanded to provide coverage of north Florida with the opening of terminals in Gainesville and Tallahassee. Coverage expanded to central Florida in 1987 through an acquisition which opened up Orlando and Tampa. In 1988, the Company's service area was expanded to include the entire state of Florida with the addition of terminals in Miami, Ft. Myers and West Palm Beach.

The Company expanded north in March, 1990 to Atlanta. Florida operations were expanded by the opening of terminals in Riveria Beach in 1991, Ft. Lauderdale and Crestview in 1992, South Miami and Rockledge in 1993 and Clearwater in 1994. In 1993, the Company opened operations in Charlotte, North Carolina and expanded those operations in 1995 through the acquisition of Transit Express of Charlotte, Inc. as discussed below. In 1996, the Company opened a terminal in Greensboro, North Carolina.

The Company has continued to expand its business by increasing the number of trucks and employees to meet increasing demand.
The Company's corporate name was changed to General Parcel
Service, Inc. in February, 1988.

On November 2, 1989, the Company completed an initial public offering of 600,000 shares of its common stock and 600,000 common stock purchase warrants. The Company realized $2,350,000 in net proceeds from the offering after deducting underwriting discounts, commissions, and expenses. On December 2, 1989, the underwriters exercised an over-allotment option, and the Company issued an additional 90,000 shares of its common stock and 90,000 common stock purchase warrants. The Company realized $391,500 in net proceeds from the exercise of the over-allotment option, after deducting underwriting discounts, commissions, and expenses. On December 30, 1993, the Company issued 100,000 shares of convertible preferred stock and realized $2,417,489 in net proceeds. On March 5, 1996, the Company issued another 120,000 shares of convertible preferred stock and realized net proceeds of $3,000,000.

On February 10, 1995, the Company acquired certain assets of
Transit Express of Charlotte, Inc. ("TE"). TE was based in Charlotte, North Carolina, and provided scheduled carrier and package delivery services. The Company acquired these certain assets at a purrchase price of $1,408,670. To acquire the assets, the Company paid $75,000 in cash to the seller, incurred expenses of $76,674, and assumed liabilities of $1,256,996 by issuing debt and assuming certain accounts and notes payable.  The acquisition of the TE assets was accounted for as a purchase and, accordingly, the purchase price was allocated to the acquired assets based
upon	their respective fair values. The excess of the purchase
price over the fair value of the net assets acquired in the amount of $1,090,126 will be amortized over 15 years on a straight line basis.

TE's unaudited sales for the six month period ended December 31, 1994, were approximately $1,029,000. Management believes the acquisition of TE gives the Company a better opportunity to penetrate the North Carolina and South Carolina markets.

COMPETITION

The parcel delivery business is highly competitive. The Company's principal competition is from UPS. Management believes that competition in the parcel delivery industry is based primarily on service and efficiency, and to a lesser degree, on rates. Many smaller companies serve local geographical areas and are therefore limited in the range of customers that they serve. While many well-known carriers, such as Federal Express, have entered the overnight-parcel service business, non-priority small parcel delivery has been largely ignored by most such companies, except UPS. Since the deregulation of the trucking industry beginning in 1980, however, entry into the field is relatively easy, and the Company's concept may be copied by any number of companies already in the trucking industry. Consequently, there can be no assurance that the Company will not encounter competition in the future from companies in addition to UPS which have greater resources than the Company.

REGULATION

Federal law has eliminated most regulations formerly enforced by the Interstate Commerce Commission. However, such matters as weight and dimensions of equipment are subject to federal and state regulations. Motor carrier operations also are subject to safety requirements prescribed by the Department of Transportation governing interstate operations and certain state regulatory agencies.

ADVERTISING AND MARKETING

The Company markets its services through its own sales force, direct mail and by telephone. Marketing efforts, including limited advertising, are maintained on an ongoing basis to emphasize the Company's ability to effectively service all business shippers in Florida and Georgia and to a more limited degree, North Carolina. The Company's marketing program emphasizes GPS's flexibility, high professional delivery standards and personalized service. As a Southeastern regional company, GPS believes that it offers a better alternative to the large volume business shipper when shipping within or into the Georgia/Florida service area.

OPERATIONS

The Company's business operations are divided into three divisions: administration, sales and operations. The operations division is headed by the Executive Vice President and Chief Operating Officer; the sales division is headed by a Vice-President; and the administrative division is headed by a Vice President and Chief Financial Officer. All division heads report to the President and Chief Executive Officer. The Chief Financial Officer is responsible for the general administrative, finance, and internal and external reporting functions. The Vice-President of Sales is responsible for marketing the Company's package pickup and delivery services. He, in conjunction with the President, develops and implements the

Company's marketing objectives. The Chief Operating Officer is responsible for package delivery operations, including route control, personnel, equipment maintenance, and delivery service personnel control.

The Company presently operates thirteen terminals located in the Florida cities of Jacksonville, Miami, Ft. Lauderdale, Orlando, Tampa, Clearwater, Gainesville, Riviera Beach, Ft. Myers, Milton, Rockledge and Tallahassee, two terminals in the Georgia cities of College Park (a suburb of Atlanta) and Tifton and two terminals in the North Carolina cities of Charlotte and Greensboro. The principal hub for sorting and redistribution of packages for delivery throughout the system is located in Orlando because of its central location.

The Company's operations are conducted through a "hub and spoke" network with the terminals in Orlando and Atlanta serving as the hubs. Each day packages picked up by the origination terminals are transferred to the hub during the night and redistributed to the destination terminals by the following morning for next day delivery.

Typical daily operations consist of the following activities:

Morning Sort and Delivery Cycle:

The morning sort and delivery cycle generally occurs from 4 a.m. to 3 p.m., during which time packages are loaded onto delivery trucks and delivered.

Pick-up cycle:

The pick-up cycle generally occurs from 2 p.m. to 6 p.m., during which time packages are picked up from shippers and returned to the local origin terminal.

Pre-sort Transfer:

After packages arrive at the origin terminals (usually by 6 p.m.), they are sorted for distribution (by zip code).
Packages which are to be delivered in the local area are separated and loaded onto the appropriate delivery trucks. Packages which are destined for intercity delivery are loaded onto trailers and shuttled to the hubs in Orlando and Atlanta for redistribution.

Hub Sort/Transfer:

Between 6 p.m. and 3 a.m. inbound packages are sorted at the hub by zip code and loaded onto the appropriate outbound trailers which transfer the packages to the destination terminals in time for the morning sort and delivery cycle.

The Company currently utilizes 282 delivery vehicles and 23 straight trucks and tractors in its pickup and delivery operation and 22 tractors and straight trucks and 126 trailers in its intercity shuttle operation. The terminals dispatch an average of approximately 14 pickup and delivery routes each day. The average driver makes approximately 71 pickup and delivery stops per route, and an average of 2.2 packages are delivered per delivery stop.

Sorting operations are assisted by power belt conveyer systems at the six largest terminals: Orlando, Tampa, Miami, Ft.
Lauderdale, Jacksonville and Atlanta. Gravity roller systems are used in sorting operations at the other locations.

PACKAGE TRACKING

The Company has developed an advanced bar code tracking system. The system traces the location of the package from pickup through transfer to delivery allowing customer service representatives to provide real time response to customer inquiries regarding the delivery status of its shipments. The system comprises a hand held and overhead bar code scanners in the terminals, electronic clipboards capable of digital capture of consignees' signatures for the delivery driver and a central computer for retention of the data. This system is expandable far beyond its current level of use. The bar-coding computer system coupled with radio equipped vans provides an efficient means of tracking packages, expediting delivery and adjusting to revised requirements as needed.

CUSTOMER SERVICE

The Company's operations are designed to provide individualized service to customers while maximizing equipment utilization. Each of the Company's terminals serves as the base for specified vehicles and equipment. Each terminal is supervised by a terminal manager who oversees the response to customer orders, the dispatch of trucks, the coordination with headquarters, the relationship between management and drivers based at the terminal, and the maintenance of revenue-producing equipment. Each terminal is inspected monthly on a random basis by the Company's Chief Operating Officer in order to verify that each terminal is operating at a high level of efficiency. The average terminal utilizes approximately 15 delivery service personnel, with the largest terminal having 35 delivery service personnel. The relatively small number of delivery service personnel at each terminal allows the Company's terminal managers to maintain a close working relationship with the personnel assigned to these terminals.

In order to compete successfully with UPS, the Company must offer its customers not only a viable, but better alternative. Management believes that GPS customers encounter simpler paperwork, faster turnaround of C.O.D. funds, and rates averaging approximately 10% lower than UPS. In addition to its normal package service, the Company offers GPS Overnight service which provides a time guarantee of delivery.

GPS has developed and implemented a parcel-processing computer package for use by its customers' shipping departments. The computer package is comprised of a personal computer and specialized software developed by GPS. The software included in the package provides the GPS customer with an efficient means of recording each parcel shipped and its destination information. The software then automatically produces a shipping manifest and per-parcel shipping charges. Management believes that this automated procedure substantially reduces the use of the customer's employee time in completing such tasks.

DELIVERY SERVICE PERSONNEL

Because of their direct contact with customers, the Company places great emphasis on hiring qualified "delivery service personnel," which the Company believes is more descriptive of their responsibilities than the term "drivers." At December 31, 1995, the Company employed 276 such personnel. The Company hires delivery service personnel from each terminal area, which the Company believes enhances its ability to attract qualified personnel. Delivery service personnel are selected in accordance with Company guidelines relating primarily to safety record, driving experience, and a personal interview. In addition, all delivery service personnel must pass a road test and drug screening prior to being hired. Once selected, a delivery service person is trained in all phases of Company policies and operations as well as safety techniques and fuel efficient operation of the Company's vehicles. Generally, such training includes review of the GPS personnel manual and a ninety day on-the-job training program with a GPS supervisor. During the training period, each trainee is evaluated by his supervisor and either recommended for full employment status or termination.

As a result of its emphasis on maintaining high morale among delivery service personnel, the Company believes that its level of retention of such employees is very good. However, the Company anticipates that competition for qualified employees will intensify in the future.

At December 31, 1995, the Company employed a total of 585 persons, of whom 276 were delivery service personnel, 171 were sorting and maintenance personnel, 97 were management personnel and 41 were administrative and sales personnel. No employees are represented by a collective bargaining unit. The Company considers relations with all of its employees to be good.

DELIVERY EQUIPMENT

The Company's fleet consists of 453 owned and leased vehicles and trailers. Step-vans are used for local delivery, and larger trucks and tractor-trailer combinations are used for longer distance hauls between the major terminals. The Company's policy is to purchase equipment to standardized specification. Standardization of equipment enables the Company to control the cost of spare parts inventory, facilitate its preventive maintenance program and simplify orientation for delivery service personnel. The Company adheres to a comprehensive maintenance program, based on the amount of use of each unit, designed to minimize equipment down-time. Furthermore, because each delivery service person is assigned to specific equipment, such personnel have an incentive to keep their trucks clean and well maintained. The Company regularly monitors the fuel efficiency of its equipment. The following table shows information about the Company's delivery equipment as of December 31, 1995.


                Number of
               	Delivery   	Number of 	Number of
Model Year     	Vehicles   	Tractors 	 Trailers 	Total
1996               	-         	-        	20  	     20
1995               18 	        7         10        35
1994      	        18         	-        	39      	 57
1993      	        25        	10        	26      	 61
1992      	        10        	 7        	 1      	 18
1991               	-         	-        	 1     	   1
1990 and earlier 	224 	        8        	29      	261
                   ---        ---       ---       ---
Total             	295        	32      	126      	453
                   ===        ===       ===       ===

The Company typically leases or finances vehicles with a 5% or 10% deposit. The Company's policy is to replace vehicles based on factors such as age and condition, interest rates, fuel efficiency and the market for used equipment.

ITEM 3. PROPERTIES

The Company's executive offices are located at 8923 Western Way, Suite 22, Jacksonville, Florida 32256, and contain approximately
7,000 square feet of office space. The Company leases and operates terminals at the following locations:



	       Location                     	Size

Charlotte, North Carolina        	14,240 	Sq. Ft.
Clearwater, Florida              	16,500 	Sq. Ft.
College Park, Georgia (1), (3)   	42,560 	Sq. Ft.
Ft. Lauderdale, Florida          	13,000 	Sq. Ft.
Ft. Myers, Florida                	8,900 	Sq. Ft.
Gainesville, Florida              	6,000 	Sq. Ft.
Greensboro, North Carolina        	4,733 	Sq. Ft.
Jacksonville, Florida (2)        	33,471 	Sq. Ft.
Medley, Florida                  	26,300 	Sq. Ft.
Miami, Florida                   	15,600 	Sq. Ft.
Milton, Florida                    7,500  Sq. Ft.
Orlando, Florida (3)             	25,000 	Sq. Ft.
Riviera Beach, Florida           	18,000 	Sq. Ft.
Rockledge, Florida                	7,500 	Sq. Ft.
Tallahassee, Florida             	12,300 	Sq. Ft.
Tampa, Florida                   	20,600 	Sq. Ft.
Tifton, Georgia                   	8,000 	Sq. Ft.

(1) Suburb of Atlanta, Georgia
(2) Includes 7,000 square feet of office space.
(3) Distribution Hub.

ITEM 3. LEGAL PROCEEDINGS

On February 14, 1995, the Company filed a civil complaint in the Federal Court of Northern Georgia against UPS. The civil complaint alleges among other things, that UPS has attempted to monopolize the market for ground-based business-to-business parcel delivery service in Georgia and Florida, in violation of federal and state antitrust laws and as a result of civil violations, GPS has suffered the loss of several customers.
The Company has cited damages in the complaint in excess of $10 million from these actions. The case is in the final phase of the discovery process. UPS has filed a motion for summary judgment and the Judge has deferred a ruling on summary judgment until the end of discovery. No trial date has yet been set.

Inforite Corporation has filed a suit against the Company, seeking damages of $374,203 for alleged breach of a contract in which Inforite agreed to sell the Company certain electronic "clipboards" along with supporting accessories and computer software. The Company has asserted that the Inforite products are defective, and has revoked acceptance of the products pursuant to California Commercial Code sections 2608 and 2609. In the same action, Inforite has also alleged intentional interference with contract and defamation, claiming an unspecified amount of damages. The Company has denied all material allegations and has counterclaimed for breach of contract, breach of warranty and fraud, seeking recovery of approximately $175,000 it paid for the products and for an undetermined amount in incidental damages. Outside counsel for the Company has advised that at this stage in the proceedings, no opinion can be offered as to the probable outcome. A trial date has been set for August 16, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY

The Company's Common Stock is traded on the NASDAQ System under the trading symbol "GPSX". The Company's Warrants are also traded on the NASDAQ System, under the trading symbol "GPSXW". As of March 28, 1995, there were 192 shareholders of record of the common stock and 17 warrant holders of record, not including individuals and entities holding shares in street name. The closing sale price for the Company's Common Stock on March 28, 1995, was $2 7/8, and the closing sale price of the Company's Warrants was $ 5/16.

The quarterly high and low closing bid prices of the Company's
Common Stock are as shown below:

                       Market Price of Common Stock - GPSX
                 						      1995		           1994
                          ---------	       ----------
	Quarter				              	High   	Low	     	High    	Low
First	 			                  6	      4 1/2	   	4 7/8   	3 3/8
Second 				                	5 3/8  	3 3/8	   	6       	4 1/2
Third 				                 	3 7/8  	3       		6 1/8   	5 5/8
Fourth	 			                	3 7/8  	3 5/8	   	6 5/8   	4 5/8


The quarterly high and low closing bid prices of the Company's Warrants are shown below:

                       Market Price of Warrants - GPSXW
                      	      1995	     	      1994
                          ----------       ----------
Quarter	                	High    Low      High   	Low
First                 			9/16    	1/2     		5/8     	1/2
Second                  	9/16    	1/2      	5/8     	5/8
Third		                 	9/16    	3/8	     11/16    	5/8
Fourth	              				5/16    	5/16	    13/16    	1/2


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements including the footnotes and is qualified in its entirety by the forgoing and other more detailed financial information appearing elsewhere herein. Historical results of operations and the percentage relationships among any amounts included in the Consolidated Statements of Earnings, and any trends which may appear to be inferable therefrom, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

LIQUIDITY AND CAPITAL RESOURCES

Except for the year ending December 31, 1993, the Company has experienced negative operating cash flows since its inception. Expansion of operations and operating losses since inception have been funded from six major sources: 1) private placements of restricted shares of common and preferred stock to its principal shareholders, 2) proceeds from its initial public offering of common stock in November, 1989, 3) installment loans and leases from third party lenders collateralized by equipment acquired to support business growth, 4) a bank line of credit collateralized by accounts receivable and stock owned by a major shareholder and his affiliates, 5) short term borrowings from banks and shareholders, 6) debt issued and liabilities assumed in connection with the acquisition of the assets of TE.

As of December 31, 1995, the Company had raised net equity capital of $8,145,052 from private placements of restricted common shares, $2,417,489 from private placements of preferred stock, $2,715,700 from its initial public offering of November 2, 1989 and $150,000 from the sale of unrestricted common shares. When combined with cumulative operating losses since inception of $13,487,409 and $175,000 of dividends paid on preferred stock, the Company's net stockholders' deficit as of December 31, 1995 was $234,168. There were no issuances of the Company's restricted common stock or preferred stock in 1995.

As of December 31, 1995, the Company was contractually obligated to repay $8,494,761 of indebtedness to equipment lessors, banks and other secured lenders and $300,000 to holders of its convertible debentures. In addition, the Company owed
$1,953,468 to suppliers of goods and services necessary for the conduct of ongoing business including amounts represented by issued and outstanding checks, and had accrued salaries and other expenses of $738,404, which were unpaid at the end of the year.

As discussed above, the Company has experienced negative operating cash flows. Cash used in operations in 1995 was $724,084 as compared to cash used in operations in 1994 of $223,518. The net cash used in operations resulted primarily from the net loss and an increase in accounts receivable. These were partially offset by the non-cash expense of depreciation and amortization, a decrease in current assets, and increases in accounts payable and accrued expenses. The Company increased cash and cash equivalents by $1,164 in 1995 which resulted from increases in cash provided by financing activities. The Company increased its borrowings under its bank lines of credit by $3,099,000 during 1995. Because of the Company's continuing requirement for cash to fund operating losses, it has increased its line of credit from $2,000,000 available during 1994 to an aggregate bank credit facility of $5,700,000 at December 31, 1995. On March 3,1996, the Company issued 120,000 shares of cumulative convertible preferred stock to an affiliate of the Company's Chairman for $3,000,000 which was used to repay the $3,000,000 bank term loan. Shortly after the sale of the preferred stock, the Company increased its revolving line of credit to $3,250,000.

On August 12, 1994, the Company entered into a $2,000,000 revolving credit loan agreement ("Line of Credit") with a bank. The aggregate principal amount due under the agreement was increased during 1995 and the form of the debt was modified to include a $3,000,000, five year term loan and a $2,700,000 revolving credit loan at December 31, 1995. The term loan and the revolving credit agreement provide for interest payable monthly for advances of $1,000,000 or greater at the lower interest of the thirty day LIBOR rate plus .75% or the Bank's prime interest rate less .75% and for all other advances at the Bank's prime interest rate less .75%. The loan is collateralized by the Company's accounts receivable and certain stock certificates pledged by the Company's Chairman. As of December 31, 1995, the Company had borrowed $3,000,000 under the term loan and $1,599,000 against the line of credit and had $1,101,000 of credit available. As noted above, the Company has repaid the term loan and increased its line of credit to $3,250,000 in the first quarter of 1996. As of March 21, 1996, the Company has borrowed $2,886,000 against the line of credit.

Management's estimates of cash requirements to fund operating losses and debt service are substantial. All of these factors raise the question as to whether the Company will continue to operate as a going concern. While revenues continue to increase and expense containment measures have been instituted, management is nonetheless pursuing several strategies for raising additional resources through debt or equity transactions.

Management believes, but can offer no assurances, that it can improve operating performance and cash flows through the following measures:

*A large portion of the Company's expenses since inception have been related to efforts to develop its marketing, distribution and service network. The Company has developed extensive distribution networks in Florida and in Atlanta, Georgia and is endeavoring to expand its North Carolina service area. Management believes that it has acquired sufficient delivery vehicles to service its market area, although the Company continues to replace or upgrade equipment as deemed necessary. Management believes that additional market penetration will improve the productivity of its delivery fleet and result in profitable operations.

*During 1996, the Company plans to concentrate on continuing to build volume in its Florida and Atlanta markets where excess capacity exists and selectively expand its operations in North Carolina or other Southeastern areas where profitable volume can be obtained with minimum capital outlays. Because of the Company's limited resources, any expansion will be into areas where the Company will be able to produce positive cash flows in a short period of time by shipping a large volume of parcels from existing customers into the area covered by the new terminal and avoid substantial start-up losses.

*Management has reassessed the operating practices at each of its terminals and has instituted a number of changes directed towards cost containment including elimination of unprofitable delivery routes. Strict accountability over all costs are being implemented at all locations through budgetary controls and improved reporting of actual operating results to operations managers.

*The Board of Directors has engaged KPMG Baymark Capital LLC
 ("BayMark") to render certain financial advisory and investment banking services to the Company. Under the terms of the engagement, BayMark will familiarize itself to the extent it deems appropriate and feasible with the business, operations, properties, financial condition and prospects of the Company and will advise and assist the Company in identifying and/or evaluating various strategic or financial alternatives that may be available to the Company to enhance shareholder value. Among the alternatives which may be available to the Company are an acquisition of all or a significant portion of the assets or equity securities of another corporation or business entity; a sale of the Company or significant portion of it equity securities, assets or businesses to one or more third parties; a recapitalization or restructuring of the Company; repurchases by the Company of its common stock or other securities; a public or private sale of additional equity or debt securities of the Company; or such other form of transaction that BayMark believes may be of possible interest to the Company.

*Should the Company not obtain additional funding through the efforts of BayMark and not be able to provide cash for its operations to fund operations losses or debt service, it will rely on the commitment of one of its major shareholders to fund losses of the Company through December 31, 1996.

FINANCIAL CONDITION

As of December 31, 1995, the Company's working capital deficit (current liabilities less current assets) was $3,214,219, which was an increase of $1,167,630 from the $2,046,589 working capital deficit at December 31, 1994. Total current assets of $2,455,804 included cash of $6,739, accounts receivable of $2,068,975, prepaid insurance premiums and deposits of $99,897, inventories of tires, parts, uniforms and supplies of $136,856 and other prepaid expenses of $143,337. Current liabilities of $5,670,023 included current obligations under leases and other lending agreements of $2,978,151, amounts owed to trade creditors of $1,953,468, including amounts represented by issued and outstanding checks, and other accrued expenses of $738,404.

Total assets as of December 31, 1995, increased by $1,256,145
(or 12.6%) during the year ended December 31, 1995 to $11,252,465, primarily from goodwill purchased in the TE acquisition, an increase in accounts receivable and an increase in equipment at net book value.

Accounts receivable increased by $524,230 (or 33.9%) during the year ended December 31, 1995 to $2,068,975 because of a 14% increase in revenue for the month of December 1995, compared to the month of December 1994 and to a longer collection period. The number of weeks sales in outstanding receivables was 5.2 at December 31, 1995, compared to 4.1 at December 31, 1994. Other current assets of $380,090 decreased by $315,493 (or 45.4%) primarily because of a decrease in prepaid expenses.

The net book value of equipment increased by $25,052 (or .3%) to $7,593,626 during the year as a result of additions of $1,883,373 exceeding depreciation of $1,773,618 and disposals of $84,703. The additions included $460,733 for twelve new delivery vans, $288,672 for twenty new trailers, $367,965 for other rolling stock equipment, $208,341 for equipment acquired in the TE acquisition, $399,333 for conveyor equipment, electronic clipboards, and other terminal equipment and $158,329 for computers and other office equipment. Other assets increased by $5,408 (or 3%) to $187,251 because of advance rental payments and security deposits related to new facilities lease agreements.

Total liabilities of $11,486,633 increased by $4,436,126 (or 62.9%) during the year ending December 31, 1995. This resulted primarily from an increase in total bank and other debt of $3,483,105 (or 122.4%) to $6,328,650, an increase in accounts payable by $930,168 (or 90.9%) to $1,953,468 and an increase in accrued expenses by $421,065 (or 132.7%) to $738,404. The increases in total bank and other debt, accounts payable and accrued expenses were offset by the decrease in capital lease obligations.

Capital lease obligations of $2,466,111 decreased by $398,212 (or 13.9%) during the year as a result of $1,094,191 of scheduled principal payments in excess of $695,979 of new additions. The additions to capitalized leases were for twelve new delivery vans, twenty new trailers, certain assets acquired in the TE acquisition and computer equipment. Long term debt of $4,429,650 increased $3,384,105 (or 3.2%) as a result of
$4,056,510 of new borrowings in excess of $672,405 of scheduled principal payments. The additions were incurred to fund operating losses, to purchase the TE assets, and to purchase communications equipment. Short-term borrowings increased by $99,000 to $1,599,000 (or 6.6%) as a result of an increase in the Company's utilization of its line of credit to fund operations.

The Company's stockholders' equity decreased during 1995 by $3,179,981 to a stockholders' deficit of $234,168 at December 31, 1995, as a result of a net loss for the period and the payment of a dividend on the Company's preferred stock.

RESULTS OF OPERATIONS - 1995 VERSUS 1994

Revenue for 1995 was $20,567,498 and represented an increase of $743,510 (or 3.8%) over 1994 revenue. Beginning in 1994, the Company acquired additional rolling stock and incurred additional operating expenses to service certain major customers. During the third quarter of 1994, several of those major customers were lost to UPS. The increase in revenues from existing customers plus customers acquired as a result of the acquisition of TE during 1995 did not offset the operating expenses and costs which could not be reduced in the Florida delivery area when the major customers were lost to UPS. Moreover, a loss of freight volume from existing customers during 1995 contributed to the increased loss of 1995 over 1994. Finally, the Company incurred additional expenses related to its increased revenue due to expansion required in the areas outside Florida which were required to properly service new customers. In response to the loss of these major customers, the Company filed a civil complaint in federal district court against UPS, alleging, among other things, that UPS has attempted to monopolize the market for ground-based business-to-business parcel delivery service in Georgia and Florida in violation of federal and state anti-trust laws.

In early 1995, the Company redirected part of its sales and marketing efforts to new market segments such as the courier market through the TE acquisition and the pool distribution market. As a result of these efforts, the Company replaced the revenue from customers lost to UPS. However, the margins on the replacement business are not as large as the margins on the revenue lost to UPS. Moreover, as referenced above, the Company was required to incur additional operating expenses due to the fact that many of its new customers were located in market areas outside of its main operations area, Florida.

During 1996, the Company plans to concentrate on continuing to build volume in its Florida and Atlanta markets and selectively expand its operations in North Carolina or other Southeastern areas where profitable volume can be obtained with minimum capital outlays. Because of the Company's limited resources, any expansion will be into areas such as Greensboro, North Carolina, where a terminal was opened at the beginning of 1996. By opening terminals in areas such as Greensboro, the Company expects to be able to minimize start-up losses by shipping a large volume of parcels from existing customers into the area covered by the new terminal.

Total operating expenses (excluding interest expense) of $22,827,848 for 1995 increased by $2,779,522 (or 13.9%)
compared to the 1994 total. The operating ratio (total operating expenses excluding interest expense as a percentage of revenue), was 111% in 1995 compared to 101.1% in 1994.

Operating salaries and benefits of $11,199,966 increased by $1,335,850 (or 13.5%) in 1995, and were 54.5% of revenue compared to 49.8% in 1994. The increase in operating salaries and benefits occurred primarily in the Charlotte terminal because of the TE acquisition and in Atlanta where significant new business was generated. However, the Company was unable to reduce salaries and benefits at its Florida terminals and continue to service existing package volume at those terminals.

Fuel costs of $1,231,251 in 1995, increased $33,544 (or 2.8%)
from the 1994 level and were 6% of revenue in both 1994 and 1995. Tires and maintenance expense of $789,173 increased by $52,338 (or 7.1%) from the 1994 level and represented 3.8% of revenue compared to 3.7% in 1994. Insurance costs decreased by $289,304 (or 14.1%) to $1,759,549 (or 8.6%) of revenue in 1995 as compared to 10.3% of 1994 revenue. The decrease in insurance costs resulted from continued success of the safety control program.

The fixed components of operating cost (depreciation and amortization, facilities and terminal expense) increased in 1995 because of an increase in the number of vehicles in service for the full year, the utilization of electronic clipboards and amortization of intangible assets acquired in the TE acquisition. Depreciation and amortization attributable to operations of $1,780,026 increased by $441,555 (or 33%) and was 8.7% of revenue in 1995 compared to 6.7% in 1994. Facilities expense (rent plus utilities) of $1,275,258 increased by $68,493 (or 5.7%) and was 6.2% of 1995 revenue versus 6.1% in 1994. Terminal expense increased by $196,522 (or 116.9%) to $364,563 which was 1.8% of revenue in 1995 versus 0.8% in 1994.

Purchased transportation, which includes amounts paid to trucking companies to bring packages from customers' distribution points outside the Company's geographical operating area to the Company's terminals for delivery, increased to $291,836 in 1995, from $119,652 for 1994. The $172,183 (or
143.9%) increase was a result of packages brought into the Company's distribution area from outside the operating area for the entire year of 1995, but only for a portion of 1994.

Selling and administrative expense of $3,932,147 was 28.8% higher than the 1994 level and increased as a percentage of revenue from 15.4% in 1994 to 19.1% in 1995. The increase relates primarily to additional personnel costs, legal expenses associated with the UPS and Inforite litigation and additional taxes and licenses. Interest expense of $744,631 increased by $172,107 (or 30.1%) compared to 1994 as the Company incurred new debt to fund operating losses and acquire the TE assets.

RESULTS OF OPERATIONS - 1994 VERSUS 1993

Revenue for 1994 was $19,823,988 and represented an increase of $3,641,530 (or 22.5%) over 1993 revenue. The increased customer base and resulting revenue can be attributed to a reorganization of the Company's sales force coupled with intense sales training. These results were negatively impacted by the loss of several major accounts to UPS in the third quarter of 1994.

The Company's productivity improved in 1994. The number of packages delivered per day increased 20%. The number of routes driven per day increased 14% while the revenue per delivery route increased by 6.9%. The number of stops per route increased 6.3%. Additionally, the distance between stops was reduced 10.5%. These improvements in productivity were achieved through careful route planning and review and resulted in reductions in fuel, tires and maintenance as percentages of revenue from 1993 to 1994.

Total operating expenses (excluding interest expense) of $20,048,326 for 1994 increased by $3,662,409 (or 22.3%) compared to the 1993 total. The operating ratio (total operating expenses excluding interest as a percentage of revenue) was 101.1% in 1994 compared to 101.2% in 1993.

Operating salaries and benefits of $9,864,116 increased by $1,845,065 (or 23%) in 1994, but were consistent at 49.7% of revenue compared to 49.6% in 1993. Fuel costs were $1,197,707 or 6% of revenue in 1994, and although they increased $176,012 from the 1993 level, they were lower as a percentage of revenue than the 6.3 % of revenue in 1993. Tires and maintenance expense of $736,835 increased by 14.9% from the 1993 level and represented 3.7% of revenue compared to 4.0% in 1993 as improved cost controls and preventative maintenance procedures were enacted. Insurance costs increased by 28.2% to $2,048,853 or 10.3% of revenue in 1994 as compared to 9.9% of 1993 revenue.

The fixed components of operating cost (depreciation and amortization, facilities and terminal expense) were increased in 1994 because of an increase in the number of vehicles in service for the full year and an increase in the number of terminals. Depreciation and amortization at $1,338,471 was increased by $223,665 (or 20.1%) and was 6.7% of revenue in 1994 compared to 6.9% in 1993. Facilities expense (rent plus utilities) of $1,206,765 was increased by $302,293 (or 33.4%) and was 6.1% of
1994 revenue versus 5.6% in 1993. Terminal expense increased by $10,716 (or 6.8%) to $168,041.

Selling and administrative expense of $3,052,027 was 16.1% higher than the 1993 level but was reduced as a percentage of revenue from 16.2% in 1993 to 15.4% in 1994. Interest expense of $572,524 decreased by $18,270 (or 3.1%) compared to 1993 as obligations under capital leases were reduced and a new line of credit at a reduced interest rate was obtained.

INFLATION

Inflation and changing prices have not had a material effect on the Company's operations, except to the extent of fluctuating fuel costs.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements are submitted in Item 13 (a) of this Form
10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

On October 17, 1995, Coopers & Lybrand L.L.P. resigned as auditors for the Registrant. The auditor's reports for the last two fiscal years did not contain adverse opinions or disclaimers of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Coopers and Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

In January, 1996 the Company engaged Grenadier, Appleby,
Collins & Company to audit the Company's financial statements for the year ended December 31, 1995.

                      PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors contained under the caption
"Election of Directors - Nominees" in the Company's Proxy
Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

The information regarding executive officers contained under the caption "Election of Officers - Executive Officers" in the
Company's Proxy Statement for the 1996 Annual Meeting of
Shareholders is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information contained under the caption "Election of Directors - Executive Compensation" in the Company's Proxy
Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information contained under the caption "Voting Securities and Principal Holders Thereof - Security Ownership of Certain
Beneficial Owners" in the Company's Proxy Statement for the 1996
Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Election of Directors - Certain Transactions" in the Company's Proxy
Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

                       PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K
                                              							Pages

(a)  Financial Statements

    (1)  Report of Independent Certified
         Public Accountants	                       		26-27

   	(2)  Financial Statements              					    	28-31

   	(3)  Notes to Financial Statements		            	32-42

 (b)  Exhibits required by Item 601, Regulation S-B
The following documents heretofore filed by the Company with the commission are hereby incorporated by reference herein.

   	(2)  Plan of acquisition, reorganization,
arrangement, liquidation or succession          						None

   	(3)  Articles of Incorporation and By-Laws

  	     (a)  Articles of Incorporation, as amended,
filed as Exhibit 3.1 to General Parcel Service, Inc.,
Form S-18, registration No. 33-30123A.

  	     (b)  By-Laws, as amended and restated,
filed as Exhibit 3.2 to General Parcel Service, Inc.,
Form 	S-18, registration No. 33-30123A.

  	     (c) Certificate of Amendment to the Articles of Incorporation of General Parcel Service, Inc., dated May 14, 1992, filed as Exhibit F to General
Parcel Service, Inc., 1992 Form 10-KSB, registration
No. 33-30123A.

        (d) Certificate of Amendment to the Articles of Incorporation of General Parcel Service, Inc., dated December 29, 1993, filed as Exhibit C to
General Parcel Service, Inc., 1993 Form 10-KSB, registration No. 33-30123A.

  	(4) Instruments defining the Rights of Security holders (a) Specimen Stock Certificate filed as
Exhibit 4.1 to General Parcel Service, Inc., Form S-18, registration No. 33-30123A.

 	     (b)  Warrant, void after December 31, 1993,
granting stock purchase warrants to J. Ray Gatlin, filed as Exhibit 4.2 to General Parcel Service, Inc.,
Form S-18, registration No. 33-30123A.

      (c)  Warrant, void after December 31, 1993,
granting stock purchase rights to T. Wayne Davis, filed as Exhibit 4.3 to General Parcel Service, Inc.,
Form S-18, registration No. 33-30123A.

 	     (d)  Warrant, void after May 31, 1994, granting
stock purchase rights to T. Wayne Davis, filed as
Exhibit 4.4 to General Parcel 	Service, Inc., Form S-18,
registration No. 33-30123A.

 	     (e) Warrant, void after May 31, 1994, granting stock purchase rights to Drue B. Linton, filed as
Exhibit 4.5 to General Parcel Service, Inc., Form S-18, registration No. 33-30123A.

 	     (f)  Warrant, void after May 31, 1994, granting
stock purchase rights to Steven C. Koegler,	filed as Exhibit
4.7 to General Parcel Service, Inc., Form S-18, registration No. 33-30123A.

       (g) Warrant, void after May 31, 1994, granting stock purchase rights to J. Ray Gatlin, filed as Exhibit
4.8 to General Parcel Service, Inc., Form S-18, registration
No. 33-30123A.

       (h) Form of Warrant issued, filed as Exhibit 4.9 to General Parcel Service, Inc., Form S-18, registration
No. 33-30123A.

       (i)  Form of Warrant Agreement between the Company
and American Transtech, Inc., as	Warrant Agent filed as
Ehibit 4.10 to General Parcel Service, Inc., Form S-18, registration No. 33-30123A.

       (j) Preferred Stock Purchase Agreement and specimen stock certificate between the Company and T. Wayne Davis filed a Exhibit Z to General Parcel Service, Inc. 1993
Form 8-K, registration No. 33-30123A.

  	(9)  Voting Trust Agreements               							None

 	(10)  Material Contracts

 	     (a)  Employment Agreement between the Company and
E. Hoke Smith, Jr., dated April 20, 1989, filed as Exhibit
10.1 to General Parcel Service, Inc., Form S-18, registration No. 33-30123A.

  	    (b)  Incentive Stock Option Plan filed as Exhibit
10.2 to General Parcel Service, Inc., Form S-18, registration No. 33-30123A.

       (c)  Secretary Certificates certifying that GPS
granted options to purchase 61,000, 60,000 and 2,500 shares
of Common Stock to E. Hoke Smith, Jr. on June 6, 1989,
April 20, 1989	and May 10, 1988, respectively, filed
as Exhibit 10.3 to General Parcel Service, Inc., Form
S-18, registration No. 33-30123A.

 	    (d) Purchase and Sale Agreement, Security Agreement, and Bill of Sale and Assignment, each dated January 15, 1987, between GPS and Bestway Parcel Service, Inc., a
Florida corporation, filed as Exhibit 10.4 to General
Parcel Service, Inc., Form S-18, registration No.
33-30123A.

 	    (e)  Lease Agreement governing GPS's lease of its
terminal in Jacksonville, Florida dated	November 12, 1986,
between GPS and Lakepoint Joint Venture, filed as
Exhibit 10.9 to General Parcel Service, Inc., Form
S-18, registration No. 33-30123A.

 	    (f)  Lease Agreement governing GPS's lease of its
executive offices in Jacksonville, Florida	dated
December 8, 1988, between GPS and Lakepoint Joint
Venture, filed as Exhibit 10.10 to General Parcel
Service, Inc., Form S-18, registration No. 33-30123A.

 	    (g)  Lease Agreement governing GPS's terminal in Ft.
Myers, Florida, dated March 26, 1990, between GPS and
Palmetto Grove, Inc., filed as Exhibit A to General
Parcel Service, Inc.,	1990 Form 10-K, registration
No. 33-30123A.

 	    (h)  Lease Agreement governing GPS's terminal in
Gainesville, Florida, dated June 25, 1990,	between
GPS and W. Marvin Gresham, filed as Exhibit B to
General Parcel Service, Inc., 1990 Form 10-K, registration No. 33-30123A.

 	    (i)  Lease Agreement governing GPS's Miami terminal
in Medley, Florida, dated March 28, 1990, between GPS
and North River Associates, filed as Exhibit C to
General Parcel Service, Inc., 	1990 Form 10-K,
registration No. 33-30123A.

      (j)  Lease Agreement governing GPS's terminal in
Orlando, Florida, dated December 2, 1987,	between GPS and
Hooker-Moore-Ward Properties, filed as Exhibit 10.14
to General Parcel 	Service, Inc., Form S-18,
registration No. 33-30123A.

      (k)  Lease Agreement governing GPS's terminal in
Riviera Beach, Florida, dated July 9, 1990,	between GPS and
Gary, Sands, McClosky-Bills, Partnership,  filed as
Exhibit D to General Parcel Service, Inc., 1990 Form
10- K, registration No. 33-30123A.

      (l)  Lease Agreement governing GPS's terminal in
Tampa, Florida, dated March 6, 1987,	between GPS and Kraus
Portfolio, Ltd., filed as Exhibit 10.16 to General
Parcel Service,	Inc., Form S-18, registration No. 33- 30123A.

	    (m)  Lease Agreement governing GPS's Atlanta terminal
Norcross, Georgia, dated February 8,	1990, 	between
GPS and VRS Realty Services, Inc., filed as Exhibit E to General Parcel Service, Inc. 1990 Form 10-K, registration No. 33-30123A.

	    (n)  Lease Agreement governing GPS's terminal in
Tallahassee, Florida, dated December 19,	1991,	between
GPS and Barnett Bank of Tallahassee, filed as Exhibit A to General Parcel Service, Inc., 1991 Form 10-K, registration No.33-30123A.

	    (o)  Lease Agreement governing GPS's terminal in
Rockledge, Florida, dated October 21,	1991,	between GPS
and Robert Carl Cook and Sara E. Cook, filed as Exhibit B
to	General Parcel Service, Inc. 1991 Form 10-K,
registration No. 33-30123A.

	    (p)  Lease Agreement governing GPS's terminal in
Crestview, Florida, dated November 21,	1991,	between GPS
and D. Corinne Liddell, filed as Exhibit C to General Parcel Service, Inc., 1991 Form 10-K, registration No. 33-30123A.

     (q)  Lease Agreement governing GPS's terminal in Ft.
Lauderdale, Florida, dated December	18, 1991, between GPS
and C. E. Pickering Investments, Inc., filed as Exhibit D to General Parcel Service, Inc., 1991 Form 10-K, registration No. 33-30123A.

     (r) Lease Agreement governing GPS's vacant terminal in Garden City, Georgia, dated November 25, 1991, between
GPS and Robert H. Keen, filed as Exhibit E to General
Parcel Service, Inc., 1991 Form 10-K, registration
No. 33-30123A.

     (s)  Letter of Intent for private placement of
securities, dated March 26, 1992, between GPS	and
Libra Investments, Inc., filed as Exhibit A to General
Parcel Service, Inc., 1991 Form 10-K, 	registration
No. 33-30123A.

     (t)  Lease Agreement governing GPS's terminal in
Charlotte, North Carolina, dated November	16, 1992,
between GPS and Golden Eagle Properties, Inc., filed
as Exhibit A to General	Parcel	Service, Inc. 1992
10-KSB, registration No. 33-30123A.

     (u)  Lease Agreement governing GPS's terminal in
Orlando, Florida, dated December 20, 1992, between GPS and Michel Kurban filed as Exhibit B to General Parcel
Service, Inc. 1992 10-KSB, registration No. 33-30123A.

     (v)  Lease Agreement governing GPS's terminal in
Clearwater, Florida, dated January 20, 1993, between
GPS and Robert P. Gorby filed as Exhibit C to General
Parcel Service, Inc. 1992 10-KSB, registration
No. 33-30123A.

     (w)  Lease Agreement governing GPS's terminal in
Fort Myers, Florida, dated  February 25, 1993,	between
GPS and C.S.L. & G. Development, Ltd. filed as Exhibit
D to General	Parcel Service, Inc., 1992 10-KSB,
registration No. 33-30123A.

     (x)  Lease Agreement governing GPS's terminal in
Medley, Florida, dated March 16, 1993,	between GPS and
Gran Central Corporation filed as Exhibit E to General
Parcel Service, Inc. 1992 10-KSB, registration
No. 33-30123A.

     (y)  Employment Agreement between the Company and
Gayle Smith, dated April 5, 1993, filed a Exhibit A to
General Parcel Service, Inc., 1993 10-KSB, registration
No.	33-30123A.

     (z)  Lease Agreement governing GPS's terminal in
Macon, Georgia, dated May 10, 1993, between GPS and
Ronald K. Howell filed as Exhibit B to General Parcel
Service, Inc.	1993 10-KSB, registration No. 33-30123A.

    (aa)  Lease Agreement governing GPS's terminal in
Miami, Florida, dated June 1, 1993, between GPS and
Arango Development Corporation filed as Exhibit D to
General Parcel Service, Inc. 1993 10-KSB, registration
No. 33-30123A.

    (ab)  Lease Agreement governing GPS's terminal in
College Park, Georgia, dated August 26,	1993, between
GPS and General Cinema Beverages of Georgia, Inc., filed as Exhibit E to General Parcel Service, Inc. 1993
10-KSB, registration No. 33-30123A.

    (ac)  Lease Agreement governing GPS's terminal in
Tifton, Georgia, dated October 7, 1993,	between GPS and
National Foods, Inc., filed as Exhibit G to General
Parcel Service, Inc. 1993 10-KSB, registration
No. 33-30123A.

    (ad)  Lease Agreement governing GPS's terminal in
Doraville, Georgia, dated October 12,	1993, between
GPS and CB Institutional Fund III., filed as Exhibit H to General Parcel Service, Inc. 1993 10-KSB, registration
No. 33-30123A.

    (ae)  Lease agreement governing GPS's terminal in
Charlotte, North Carolina, dated June 27,	1994, between
GPS and Lincoln National Life Insurance Company. 1994
10-KSB, registration No. 33-30123A

    (af) Lease agreement governing GPS's terminal in Milton, Florida, dated June 30, 1994, between GPS and
Scott Steel, Inc. 1994 10-KSB, registration No. 33-30123A

    (ag)  Promissory note and security agreement dated
August 12, 1994, governing the line of	credit agreement
between GPS and First Union National Bank of Florida.
1994 10-KSB, registration No. 33-30123A

    (ah)  Promissory note and security agreement dated
June 15, 1995, governing the line of credit agreement between GPS and First Union National Bank of Florida.

                  (See Exhibit 10.1)

	   (ai)  Promissory note and security agreement dated
December 29, 1995, governing the line of	credit agreement
between GPS and First Union National Bank of Florida.

                  (See Exhibit 10.2)

	  (aj) Lease agreement governing GPS's terminal in Greensboro, North Carolina, dated December 31,1995, between GPS and Koury Corporation.

                 (See Exhibit 10.3)

   (ak) Lease agreement governing GPS Acquisition Corp.'s leasehold in Charlotte, North Carolina, dated February 10,
1995, between GPS and TE.

                 (See Exhibit 10.4)

  (al)  Purchase Agreement governing purchase by GPS
Acquisition Corp. of certain assets of TE, dated
February 6, 1995.

                 (See Exhibit 10.5)

	  (am)  Security Agreement securing indebtedness of GPS
Acquisition Corp. to Stephen L. Lit	and Gerianne P. Lit,
dated February 6, 1995.

                 (See Exhibit 10.6)

  	(11)  Statement re:  Computation of Per Share Earnings.

                See Page 35, Note 1

  	(13)  Annual Report to security holders, Form 10-Q or
quarterly report to security holders.	              				None

  	(16)  Letter re:  Change in Certifying Accountant

 	  (a)  The Company filed an Amended Form 8-K dated
October 17, 1995 which included a letter from Coopers
& Lybrand L. L. P. that they had read the statements made by the Company in the Form 8-K dated October 17, 1995 and that they agreed with the statements concerning
Coopers & Lybrand L. L. P. in such Form 8-K.

   (18)  Letter re:  Change in Accounting Principles 				None

  	(21)  Subsidiaries of the Registrant					            	None

  	(22)  Published Report Re: Matters Submitted
to Vote of	Security Holders                              None

  	(23)  Consent of Experts and Counsel              				None

  	(24)  Power of Attorney	                         					None

  	(27)  Financial Data Schedules

                  See Exhibit 27.1

  	(28)  Information furnished to state insurance
regulatory	 authorities                                  None

  	(99)  Additional Exhibits	                      						None

(c) Reports filed on Form 8-K

   	(1) 	The Company filed a Form 8-K dated February
10, 1995  announcing the acquisition of	certain
assets of TE and the filing of a civil complaint against UPS in the Federal District Court of Northern Georgia.

   	(2)	 The Company filed a Form 8-K dated October
17, 1995  announcing that Coopers &	Lybrand L.L.P.
resigned as auditors for the Registrant.

   	(3) 	The Company filed an Amended Form 8-K dated
October 17, 1995 which included a letter from Coopers
& Lybrand L. L. P. that they had read the statements made by the Company in the Form 8-K dated October 17, 1995 and that they agreed with the statements concerning
Coopers & Lybrand L. L. P. in such Form 8-K.

    (4) 	The Company filed a Form 8-K dated January
10, 1996, reporting that the Company's Audit Committee had approved the selection of Grenadier, Appleby, Collins
& Company to audit the Company's financial statements for the year ended December 31, 1995.

   (5)  The Company filed a Form 8-K dated March 4, 1996
reporting that on February 28, 1996,	an affiliate of the
Chairman of the Board of the Company entered into a
subscription	agreement with the Company to purchase
$3,000,000 of the Class A Series 2 Cumulative Convertible Preferred Stock of the corporation. Such subscription
was fully funded on	March 4, 1996.  After the sale of the
stock, the Company was in compliance with the capital requirements of NASD bylaws.

  	(6) 	The Company filed a Form 8-K dated March 5, 1996
reporting that on February 28,	1996, the Company's Board
of Directors approved an amendment to the Company's
Articles of Incorporation, Creating a new Class A Series
2 Preferred Stock ("Series 2 Preferred"). The Series 2 Preferred is identical to the Company's Class A Series
1	Preferred except that the conversion price per share is
at a rate of $2.50 per share rather	than $3.00 per share.
The Company issued 120,000 shares of the newly
authorized Series	2 Preferred to an affiliate of the
Chairman of the Board of the Registrant for a total purchase price of $3 million or $25.00 per share on March 5, 1996.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        							GENERAL PARCEL SERVICE, INC.

                       							BY:  /s/E. Hoke Smith, Jr.
                                 					E. Hoke Smith, Jr.,
                                      Chief Executive Officer,
                               							Director

                      								Date:  April 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

	     Signature 					           Title			  	         Date
- ---------------------    ---------------------  --------------
/s/T. Wayne Davis    	  	Chairman of the Board  	April 12, 1996
T. Wayne Davis     	    	of Directors

/s/E. Hoke Smith, Jr.   	Director and Chief    			April 12, 1996
E. Hoke Smith, Jr.		    	Executive Officer

/s/Gayle Smith        			Director and Chief    			April 12, 1996
Gayle Smith		          		Operating Officer

/s/Steven C. Koegler		   Director                 April 12, 1996
Steven C. Koegler

/s/Wayne N. Nellums	    	Chief Financial Officer		April 12, 1996
Wayne N. Nellums

           GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
             1995 CONSOLIDATED FINANCIAL STATEMENTS

                          CONTENTS
                          --------

                                                      		Pages
                                                        ------
Reports of Independent Accountants	                	   26 - 27

Consolidated Financial Statements

	Consolidated Balance Sheets as of
   December 31, 1995 and 1994	                              28

	Consolidated Statements of Operations
   for the years ended December 31, 1995,
   1994, and 1993	                             	            29

	Consolidated Statements of Stockholders'
   (Deficit) Equity for the years ended
   December 31, 1995, 1994 and 1993                       		30

	Consolidated Statements of Cash Flows
   for the years ended December 31, 1995,
   1994 and 1993	                                          	31

Notes to Consolidated Financial Statements	            32 - 42

INDEPENDENT AUDITORS' REPORT
- ----------------------------

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheet of General Parcel Service, Inc. and Subsidiary as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' (deficit) equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Parcel Service, Inc. and Subsidiary as of December 31, 1995, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Grenadier, Appleby, Collins & Company
(Signed)

Jacksonville, Florida
March 22, 1996

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of General Parcel Service, Inc.

We have audited the accompanying balance sheet of General Parcel Service, Inc. as of December 31, 1994, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Parcel Service, Inc. as of December 31, 1994, and the results of its operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.
(Signed)


Jacksonville, Florida
March 31, 1995

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
                                                                        December 31,
                                                                   --------------------
                                       	 	                         1995 	        	 1994
                                                                ----------      ---------
ASSETS

Current assets:
 Cash                                                        	$     	6,739 	 	$     	5,575
 Accounts receivable (net of allowance for doubtful
  accounts of $7,846 and $5,835 at December 31,
   1995 and 1994 respectively) 	                                	2,068,975       1,544,745
 Other current assets                                           	 	380,090  	 	   	695,583
                                                                ----------      ----------
      Total current assets                                    	 	2,455,804  	 	 	2,245,903
                                                                ----------      ----------

Long term assets:
 Equipment, at net book value                                 	 	7,593,626  	 	 	7,568,574
 Goodwill, net                                                 		1,015,784  	 	 	   --
 Other assets 	                                                   	187,251  	 	 	  181,843
                                                                ----------      ----------
      Total long term assets 	                                  	8,796,661  	 	 	7,750,417
                                                                ----------      ----------
 	 	          Total assets                                   	$	11,252,465  	 $ 	9,996,320
                                                                ==========      ==========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
 Short term borrowings                                       	$ 	1,599,000   	$ 	1,500,000
 Current obligations under capital leases 	                       	860,309  	 	   	994,714
 Current maturities of long-term debt                             	518,842  	 	   	457,139
 Accounts payable 	                                              1,953,468  	 		 1,023,300
 Accrued expenses and other current liabilities 	                 	738,404  	 	   	317,339
                                                                ----------      ----------
      Total current liabilities 	                               	5,670,023  	 	 	4,292,492
                                                                ----------      ----------

Long term liabilities:
 Long-term obligations under capital leases                   	 	1,605,802   	 		1,869,609
 Long-term debt 	                                               	3,910,808  	 	   	588,406
 Convertible debentures 	                                         	300,000     	 		300,000
                                                                ----------      ----------
      Total long term liabilities                               	5,816,610  	  		2,758,015
                                                                ----------      ----------
	 	 	 	          Total liabilities                             	11,486,633  	   	7,050,507
                                                                ----------      ----------
Commitments and contingencies

Stockholders' (deficit) equity:
 Preferred stock, $.01 par value, 200,000 shares authorized,
  100,000 issued and outstanding at December 31, 1995, and
  1994, liquidation preference $2,500,000. 	                        	1,000 	 	      	1,000
 Common stock, $.01 par value, 10,000,000 shares authorized,
  3,758,671 shares issued and outstanding at December 31,
  1995 and 1994. 	                                                 	37,586		      	 37,586
Additional paid-in capital 	                                   	13,389,655  		 	13,389,655
Deficit 	                                                    	 (13,662,409)   	(10,482,428)
                                                                ----------      ----------
         Total stockholders' (deficit) equity                    	(234,168) 		  	2,945,813
                                                                ----------      ----------
         Total liabilities and stockholders' (deficit) equity $	11,252,465  	 $  9,996,320
                                                                ==========      ==========

<F1> Read accountants report and accompanying notes

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY CONSOLIDATED
STATEMENT OF OPERATIONS

                                           Years Ended December 31,
                                   ---------------------------------------
          	 	                         1995        	 	 1994   	       1993
                                 --------------  --------------  -------------
Revenue                          	$	20,567,498   	$ 19,823,988  	$ 16,182,458

Operating expenses:
  Operations salaries & benefits 	 	11,199,966    	 	9,864,116 	    8,019,051
  Fuel 	                            	1,231,251    	 	1,197,707   	 	1,021,695
  Equipment Rental                   	 	52,475      	 	193,777     	 	225,620
  Insurance                       	 	1,759,549    	 	2,048,853   	 	1,598,180
  Tires & maintenance               	 	789,173      	 	736,835     	 	641,024
  Depreciation & amortization     	 	1,780,026   	  	1,338,471      1,114,806
  Facilities expense              	 	1,275,258   	 	 1,206,765     	 	904,472
  Terminal expense                  	 	364,563     	  	168,041     	 	157,325
  Purchased transportation          	 	291,836     	 	 119,653         --
  Other operating costs             	 	151,604     	 	 122,082      	 	75,485
  Selling and administrative
   expense                        	 	3,932,147    	 	3,052,027     	2,628,260
                                    -----------     -----------    -----------
Total operating expenses         	 	22,827,848  	   20,048,327     16,385,918
                                    -----------     -----------    -----------
Operating loss                   	 	(2,260,350)   	  	(224,339)   	 	(203,460)
Interest expense                   	 	(744,631)      	(572,524)   	 	(590,794)
                                    -----------     -----------    -----------
Net loss                         	 	(3,004,981)    	 	(796,863)   	 	(794,254)
Preferred stock dividend
 requirement                       	 	(175,000)  	    (175,000)	       --
                                    -----------     -----------    -----------
Earnings available to
 common shares                  	 $	(3,179,981)   $   (971,863)  $   (794,254)
                                    ===========     ===========    ===========
Net loss per common
 share (primary and
 fully diluted)                  	$     	(0.85) 	 $      (0.26)  $      (0.22)
                                    ===========     ===========    ===========

Weighted average number of
 common shares outstanding        	  	3,758,671    	 	3,758,671   	 	3,575,442
                                    ============      =========      =========


<F1>
Read accountants report and accompanying notes
Page 29

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS'  (DEFICIT) EQUITY

                                                                   Years Ended December 31,
                                                             -------------------------------------
                                                        	 	  1995 	     	     1994     	      1993
                                                        -------------    -------------    -------------
Preferred stock:
 Beginning balance (100,000 in 1995 and 1994)          $       1,000    $       1,000    $      --
 Issuance of preferred stock (100,000 shares
  in 1993)                                                    --               --                1,000
                                                         ------------     ------------     ------------
 Ending balance (100,000 shares in 1995, 1994
  and 1993)                                                    1,000            1,000            1,000
                                                         ------------     ------------     ------------

Common stock:
 Beginning balance (3,758,671 shares in 1995
  and 1994 and 3,439,461 in 1993)                         	  	37,586  	        37,586  	    	   34,395
 Issuance of  common stock (319,210 shares
  in 1993) 	                                                  --        	 	   	-- 	              3,191
                                                         ------------     ------------     ------------
 Ending balance  (3,758,671  shares in  1995,
  1994 and 1993)                                           	 	37,586      	 	  37,586  	    	   37,586
                                                         ------------     ------------     ------------

Additional paid-in capital:
 Beginning balance  	                                    	13,389,655     	 13,389,655  	 	   9,866,357
 Issuance of common stock  	                                 	--          	   	-- 	          1,106,809
 Issuance of preferred stock                               	 	-- 	            	--  	 	       2,416,489
                                                         ------------     ------------     ------------
 Ending balance 	                                        	13,389,655    	 	13,389,655  		   13,389,655
                                                         ------------     ------------     ------------

Deficit:
 Beginning balance                                    	 	(10,482,428) 	   	(9,685,565)     	(8,891,311)
 Net loss 	                                              	(3,004,981)   	   	(796,863)   	   	(794,254)
 Dividends paid on preferred stock  	                      	(175,000) 	 	      -- 	             --
                                                         ------------     ------------     ------------
 Ending balance                                       	 	(13,662,409) 	  	(10,482,428) 	   	(9,685,565)
                                                         ------------     ------------     ------------

Total stockholders' (deficit) equity                    $   (234,168)   	$ 	2,945,813    $  	3,742,676
                                                         ============     ============     ============




<F1>
Read accountants report and accompanying notes
Page 30

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Years Ended December 31,
                                                                   ------------------------------------
                                                                   1995     	 	 	  1994      	 	   1993
                                                               ------------    ------------    ------------
Cash flows (used in) provided by operating activities:
 Net loss                                                    	$	(3,004,981) 	 $ 	 (796,863) 		$ 	 (794,254)
  Adjustments to reconcile net loss to cash
   (used in) provided by operating activities:
    Loss on disposal of fixed assets                             	 	26,992   	 	 	   5,965          --
    Depreciation and amortization 	                             	1,847,960  	 	  1,375,114  	 	 	1,149,775
  Changes in assets and liabilities:
   Increase in accounts receivable                             	 	(414,028)       (303,411) 	 	 	 (198,394)
   Decrease (increase) in other current assets                  	 	315,494  	     (120,584) 	 	  	(163,443)
   Increase in other assets                                      	 	(5,408) 	 	 	   (7,759) 	   	  (63,891)
   Increase (decrease) in accounts payable                      	 	233,631  	 	   (476,407) 	 	 	  254,806
   Increase (decrease) in accrued expenses 	 	                     274,504  	 	    100,427  	 	 	 (182,986)
                                                               ------------    ------------    ------------
     Total adjustments                                       	  	2,279,145     	 		573,345  	      795,867
                                                               ------------    ------------    ------------
       Net cash (used in) provided by operating activities 	     	(725,836) 	  	 	(223,518) 	     	 	1,613
                                                               ------------    ------------    ------------

Cash flows for investing activities:
  Business combination                                         	 	(151,674) 	 	 	 	 --	             --
	 Proceeds from disposal of equipment                            	 	59,462   	 	 	   5,500  	       --
  Purchase of equipment                                        	 	(919,031) 	 		(1,367,665) 	 	   (483,174)
                                                               ------------    ------------    ------------
      Net cash used in investing activities 	                   (1,011,243) 		 	(1,362,165) 	  	 	(483,174)
                                                               ------------    ------------    ------------

Cash flows from financing activities:
 Proceeds from issuance of common stock 	                          	--   	 	 	      -- 	 	       1,110,000
 Proceeds from issuance of preferred stock 	 	                      -- 	 	 	        -- 	 	       2,417,489
 Proceeds from issuance of convertible debentures 	 	               -- 	 	 	        --             300,000
 Dividends paid on preferred stock                             	 	(175,000) 	 	 	   -- 	 	 	        --
 Repayment of short-term debt  	 	 	 	 	                            -- 	            --  	 	       (890,526)
 Repayment of long-term debt                                   	 	(652,474) 	 	 	 (386,461) 	 	   (353,078)
 Principal payments under capital lease obligations 	           (1,101,396) 	 	 (1,116,905) 		 	(1,033,317)
 Increase in long-term borrowings                             	 	3,000,000  	 	 	   -- 	 	 	        --
 Increase in short-term borrowings 	 	                              99,000  	 	 	1,499,000  	       --
 Increase in bank overdraft  	                                    	568,113  	 	 	  526,617  	 	 	   --
                                                               ------------    ------------    ------------
               Net cash provided by financing activities 	       1,738,243  	 	 	  522,251  	 	 	1,550,568
                                                               ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents 	 	                 1,164  	 	 (1,063,432) 	 	 	1,069,007
Cash and cash equivalents, beginning of year 	 	                     5,575  	 	  1,069,007  	 	 	   --
                                                               ------------    ------------    ------------
Cash and cash equivalents, end of year 	                      $ 	    6,739   	$ 	    5,575  	 $ 	1,069,007
                                                               ============    ============    ============

Supplemental cash flow data:
 Cash paid during the year for interest                      	$   	694,176   	$    553,759  		$ 	  590,646
                                                               ============    ============    ============
Supplemental schedule of noncash investing
 and financing activities:
  Capital leases and notes payable obligations
   incurred for new vehicles and equipment                    $    756,000    $  1,195,394    $  1,355,342
                                                               ============    ============    ============
  Business combination
   Fair value of assets acquired                              $  1,408,670    $     --        $     --
   Fair value of liabilities assumed                            (1,256,996)         --              --
                                                               ------------    ------------    ------------
   Net cash payments                                          $    151,674    $     --        $     --
                                                               ============    ============    ============


<F1>
Read accountants report and accompanying notes
Page 31

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

Business Description

General Parcel Service, Inc. (the "Company") was formed in September, 1985, and is engaged in the business of delivering small parcels in Florida, Georgia and North Carolina. In 1995, the Company formed GPS Acquisition Corp. to acquire the assets of Transit Express of Charlotte, Inc. ("TE").

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary GPS Acquisition Corp., collectively referred to as the Company. The accounts and operations of GPS Acquisition Corp. are included since the date of its incorporation on February 10, 1995. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Revenue Recognition

Revenue from parcel delivery is recorded when parcels have been picked up for delivery.

Income Taxes

The Company applies Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The measurement of deferred taxes is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized (i.e. valuation allowance).

Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, all bank overdraft balances have been reclassified to accounts payable.

Equipment

Equipment is stated at cost, net of accumulated depreciation and amortization. Except for life extending repair costs (such as engine overhauls), all equipment maintenance and repair costs are charged to operating expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of the asset. Leased equipment is amortized over varying periods not in excess of the estimated useful life of the asset or lease term depending on the type of capital lease. Gain or loss upon retirement or disposal of equipment is recorded as income or expense. The ranges of depreciable lives principally used for financial statement purposes are:

                                                     	 	Years

 	Autos, trucks and life extending repairs            	2 to  9
 	Office equipment and furniture                      	3 to 10
 	Terminal equipment                                  	3 to 10

Goodwill

Goodwill was acquired in the TE acquisition and is being amortized using the straight-line method over 15 years. Amortization expense for 1995 was $74,342. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted value of the expected future operating cash flows in relation to its net capital investment in the acquired business. Based on its review, the Company does not believe that an impairment has occurred.

Net Loss per Common Share

Net loss applicable to common share is based on the weighted average number of shares outstanding during the periods reported. Any assumption of conversion of common stock equivalents, such as options and warrants, as described in Note 12, is anti-dilutive and has not been considered in determining net loss per share or the weighted average number of shares outstanding.

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform with current presentation.

2. Company Operations:

Through December 31, 1995, the Company has experienced operating losses of $13,487,409 and its working capital deficiency at December 31, 1995, was $3,214,219. Management's estimates of cash requirements to fund operating losses and debt service are substantial. All of these factors raise the question as to whether the Company will continue to operate as a going concern. While revenues continue to increase and expense containment measures have been instituted, management is nonetheless pursuing several strategies for raising additional resources through debt or equity transactions.

Management believes, but can offer no assurances, that it can improve operating performance and cash flows through the following measures:

*A large portion of the Company's expenses since inception have been related to efforts to develop its marketing, distribution and service network. The Company has developed extensive distribution networks in Florida and in Atlanta, Georgia and is endeavoring to expand its North Carolina service area. Management believes that it has acquired sufficient delivery vehicles to service its market area, although the Company continues to replace or upgrade equipment as deemed necessary. Management believes that additional market penetration will improve the productivity of its delivery fleet and result in profitable operations.

*During 1996, the Company plans to concentrate on continuing to build volume in its Florida and Atlanta markets where excess capacity exists and selectively expand its operations in North Carolina or other Southeastern areas where profitable volume can be obtained with minimum capital outlays. Because of the Company's limited resources, any expansion will be into areas where the Company expects to be able to minimize start-up losses in a short period of time by shipping a large volume of parcels from existing customers into the area covered by the new terminal.

*Management has reassessed the operating practices at each of its terminals and has instituted a number of changes directed towards cost containment including elimination of unprofitable delivery routes. Strict accountability over all costs are being implemented at all locations through budgetary controls and improved reporting of actual operating results to operations managers.

*The Board of Directors has engaged KPMG Baymark Capital LLC
 ("BayMark") to render certain financial advisory and investment banking services to the Company. Under the terms of the engagement, BayMark will familiarize itself to the extent it deems appropriate and feasible with the business, operations, properties, financial condition and prospects of the Company and will advise and assist the Company in identifying and/or evaluating various strategic or financial alternatives that may be available to the Company to enhance shareholder value. Among the alternatives which may be available to the Company are an acquisition of all or a significant portion of the assets or equity securities of another corporation or business entity; a sale of the Company or significant portion of its equity securities, assets or businesses to one or more third parties; a recapitalization or restructuring of the Company; repurchases by the Company of its common stock or other securities; a public or private sale of additional equity or debt securities of the Company; or such other form of transaction that BayMark believes may be of possible interest to the Company.

*Should the Company not obtain additional funding through the efforts of BayMark and not be able to provide cash for its operations to fund operating losses or debt service, it will rely on the commitment of one of its major shareholders to fund losses of the Company through December 31, 1996.

3. Business Combination:

On February 10, 1995, the Company acquired certain assets of Transit Express of Charlotte, Inc. ("TE"). TE was based in Charlotte, North Carolina, and provided scheduled carrier and package delivery services. The Company acquired these certain assets at a purchaase price of $1,408,670. To acquire these assets, the Company paid $75,000 in cash to the seller, incurred expenses of $76,674, and assumed liabilities of $1,256,996 by issuing debt and assuming certain accounts and notes payable.
The acquisition of the TE assets was accounted for as a purchase and, accordingly, the purchase price was allocated to the acquired assets based upon their respective fair values. The excess of the purchase price over the fair value of the net assets acquired in the amount of $1,090,126 has been recorded as goodwill which is being amortized over 15 years on a straight line basis.

Proforma Financial Statements

The unaudited pro forma statement of operations of the Company for the years ended December 31, 1995 and 1994 account for the acquisition as if it had occurred on January 1, 1995 and 1994, respectively The pro forma results give effect to the amortization of goodwill and the effects of additional interest expense.

           Unaudited Pro Forma Combined Results of Operations

                              For the Years Ended December 31,
                              --------------------------------
                                   1995             1994
                       					     Pro Forma		   	   Pro Forma
                                 Combined		        Combined
                               -------------     -------------
Sales			                   		  $ 20,752,210     	$ 21,878,776
                               ============      ============

Net loss			                    $ (3,029,464)  			$   (931,750)
                               ============      ============

Net loss per common share      $      (0.85)  			$      (0.29)
                               ============      ============

The above pro forma statements do not purport to be indicative of the results of operations which would have occurred had the acquisition been made on January 1, 1995 or 1994.

4. Related Party Transactions:

The Company incurred fees related to legal services provided to the Company by a firm owned in part by a director of the Company of $39,633, $40,600 and $37,400 in 1995, 1994 and 1993, respectively.
As of December 31, 1995, the Company owed this director $5,041.
The Company leases aircraft transportation services under an informal agreement from the President of the Company. The expenses for this lease were $103,438, $90,700 and $26,500 in 1995, 1994 and
1993, respectively.  At December 31, 1995, the Company owed the
President $8,025.

5. Equipment:

Equipment consists of the following:

                                                     December 31,
                                                 ------------------
                                          			   1995       	    1994
                                              ----------      ----------
Autos, trucks	and life extending repairs   	$ 10,800,131	   $  9,789,797
Office equipment and furniture	                	 616,017        	454,384
Terminal equipment	                           	2,487,612      	2,084,239
                                              -----------     -----------
                                           			13,903,760     	12,328,420
Less: accumulated depreciation		              (6,310,134)     (4,759,846)
                                              -----------     -----------
                                         			$  7,593,626   	$  7,568,574
                                              ===========     ===========

Autos and trucks included $5,426,413 and $6,782,073 of vehicles under capital leases at December 31, 1995 and 1994, respectively. During 1995, the Company exercised its option to acquire the residual value of 87 leased vehicles with an original cost of $1,898,449 and accumulated amortization of $1,213,809. Accumulated amortization for vehicles under capital leases at December 31, 1995 and 1994 totaled $1,632,372 and $2,882,610, respectively and is included in accumulated depreciation shown above. Amortization expense was $646,211, $723,945 and 626,220 for 1995, 1994 and 1993, respectively. Depreciation expense for owned equipment was $1,127,407, $651,169 and $523,555 for 1995,
1994 and 1993 respectively. Depreciation expense of $67,934, $36,643 and $34,696 was included in selling and administrative expense for 1995, 1994 and 1993, respectively.

6. Short Term Borrowings:

Short term borrowings consist of the following:

                                                  	December 31,
                                                ------------------
			                                            1995       	    1994
                                            ----------      ----------
$2,700,000 line of credit to a bank,
due upon demand, interest paid monthly
at .75% over LIBOR rate collateralized by
accounts receivable and certain stock
certificates pledged by the Company's
Chairman                                    $1,599,000    $     --


$2,000,000 line of credit to a bank,
due upon demand, interest paid monthly
at .75% over LIBOR rate collateralized by
accounts receivable and other
stockholder guarantees.       	           	     --           1,500,000
                                             ---------       ---------
                                           	$1,599,000    	$ 1,500,000
                                             =========       =========

On August 12, 1994, the Company entered into a $2,000,000 revolving credit loan agreement ("Line of Credit") with a bank. The aggregate principal amount due under the agreement was increased during 1995 and the form of the debt was modified to include a $3,000,000, five year term loan and a $2,700,000 revolving credit loan at December 31, 1995. The term loan and the revolving credit agreement provide for interest payable monthly for advances of $1,000,000 or greater at the lower interest of the thirty day LIBOR rate plus .75% or the Bank's prime interest rate less .75% and for all other advances at the Bank's prime interest rate less .75%. The loan is collateralized by the Company's accounts receivable and certain stock certificates pledged by the Company's Chairman. As of December 31, 1995, the Company had borrowed $3,000,000 under the term loan and $1,599,000 against the line of credit and had $1,101,000 of credit available. As noted below, the Company has repaid the term loan and increased its line of credit to $3,250,000 in the first quarter of 1996. As of March 21, 1996, the Company has borrowed $2,886,000 against the line of credit.

7. Notes Payable and Long Term Debt:

Long-term debt and notes payable are due in installments through 2000 and bear interest at rates ranging from 8.7% to 12.0% and are collateralized by vehicles and equipment. Long term debt maturing in each of the five subsequent years as of December 31, 1995 is as follows:

                                  			Installment  	           			Total Long
   	Years Ended                        	Notes    		Bank Term      		Term
   	December 31,                      	Payable     		Loan  	       	Debt
   --------------                    -----------   -----------   ------------
	      1996 	                        $  	518,842  	$    --      	$   	518,842
	      1997                            		299,359     		500,000      		799,359
	      1998                            		299,884   		1,000,000    		1,299,884
	      1999                            		234,216   		1,000,000    		1,234,216
	      2000                             		77,349     		500,000      		577,349
	                                    ------------  ------------  -------------
Total long term debt                 		1,429,650   		3,000,000    		4,429,650
Less: current portion                 		(518,842)	      --         		(518,842)
                                     ------------  ------------  -------------
Long term portion of long term debt	 $  	910,808  	$	3,000,000   $ 	3,910,808
                                     ============  ============  =============

The bank term loan was repaid on March 5, 1996 from funds provided by the issuance of preferred stock.

See Footnote Number 15.

On August 1, 1993, the Company issued $300,000 in nonredeemable 7% convertible senior subordinated debentures which are due in 2000. The initial conversion price was $4.75. During 1995, the Company breached a covenant of the debentures, however, the breach has been waived by the debenture holders.

8. Capital Leases:

The Company has entered into certain lease agreements, which have been accounted for as capital leases. Substantially all of the capital leases are for vehicles. The minimum future lease payments and the present value of such commitments for the capital leases are as follows:

               Years Ended
               December 31,

                   1996                    	$ 1,107,506
                   1997                        	955,565
                   1998                        	601,039
                   1999	                        181,983
                   2000                          94,962
                                              ----------
  Total minimum obligations                  	2,941,055
  Less: amount representing interest           (474,944)
                                              ----------
  Present value of net minimum obligations   	2,466,111
  Less: current portion	                       (860,309)
                                              ----------
  Long term obligations	                    $ 1,605,802
                                              ==========

The present values of minimum future obligations shown above are calculated based on interest rates (the majority ranging from 9.5% to 16%) determined to be applicable at the inception of the leases. Interest expense on outstanding obligations under capital leases was $344,361, $373,683, and $358,870 for the years ended December 31, 1995, 1994 and 1993, respectively.

9. Operating Leases:

The Company leases terminal and office facilities under noncancellable operating lease agreements. Lease terms range from one to fifteen years and provide that the Company will pay real estate taxes, maintenance, insurance and certain other expenses. The noncancelable operating leases are payable through 2010. These lease obligations at December 31, 1995 are as follows:

               Years Ended
               December 31,
               ------------

                   1996             	$ 1,262,122
                   1997                1,136,931
                   1998               	1,030,778
                   1999                	 468,130
          	        2000                 	480,708
                   2001 and beyond    	2,843,253
                                       ---------
                   Total            	$ 7,221,922
                                       =========

Total rent expense under operating leases was $1,210,785, $1,143,500, and $839,700 for the years ended December 31, 1995, 1994 and 1993, respectively.

10. Fair Values of Financial Instruments

Disclosure of fair value information about certain financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value, is required by Statement of Financial Accounting Standards (SFAS) 107, Disclosure about Fair Value of Financial Instruments. The following methods and assumptions were used in estimating fair values:

Cash, Accounts Receivable and Accounts Payable:

The carrying amount reported in the balance sheet approximates fair value because of the short maturity of these instruments.

Short and long term debt:

The carrying amounts of the Company's borrowings under its revolving credit agreements, as well as all short-term borrowings, approximate their fair values. The fair values of the Company's long term debt were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar arrangements.

The carrying amounts and fair values of the Company's financial instruments at December 31, 1995 are as follows:

   	                                  At December 31, 1995
                                 --------------------------------
                               Carrying                   Estimated
                                Amount                   Fair Value
                             ------------               ------------
 	Cash                     	$      	6,739           	 	$      	6,739

 	Accounts receivable        	 	2,068,975             	 	 	2,068,975

 	Accounts payable           	 	1,953,468             	 	 	1,953,468

 	Short term borrowings      	 	1,599,000  	            	 	1,599,000

 	Long term debt             	 	4,429,650         	 	 	    4,418,447

 	Convertible debentures    $    	300,000           	 	$ 	   300,000

11. Preferred Stock

On December 29, 1993, the board of directors amended the articles of incorporation to provide for 200,000 shares of a new issue of Class A, Series 1 cumulative convertible preferred stock. On December 30, 1993, 100,000 shares were sold for a total purchase price of $2,500,000. The preferred shares are nonvoting and generally provide for a conversion into common stock at a rate of $3.125 per share and a cumulative dividend of $1.75 per year per share. At december 31, 1995 and 1994, the Company had preferred stock dividends in arrears of $175,000.

12. Stock Options and Warrants:

The Company has granted options and warrants to acquire its common stock at various times under various plans, contracts and employment agreements that approximated or exceeded fair market value at the date of issue. Options and warrants may be exercised over periods ranging from three to ten years.

A summary of outstanding options and warrants is as follows:

                                             	1995        	1994       	 1993
                                           ----------   ----------   ----------
 Outstanding, beginning of year	             853,975	     892,725 	    759,818
 Granted during the year	                    428,750	      11,250 	    182,907
 Exercised or canceled during year	           --          (50,000)    	(50,000)
                                           ----------   ----------   ----------
 Outstanding, end of year (at
  prices ranging from $1.43 to
  $7.75 per share)                        	1,282,725     	853,975     	892,725
                                           ==========    =========    =========

Additionally, in conjunction with the initial public offering (Note 2), the Company issued 690,000 warrants. Two warrants entitle the holder thereof to purchase at a price of $7.50 per share, one share of common stock at any time until November 16, 1996. The warrants are subject to redemption by the Company at $.05 per warrant at any time on 30 days' written notice, provided that the average closing bid price of the common stock on NASDAQ is at least $8.50 for ten consecutive trading days ending five days prior to the date of the notice of redemption.

All stock options and warrants described above are noncompensatory.

13. Income Taxes:

The following reflects the deferred income tax effects of temporary differences between the tax bases of assets and liabilities and the respective financial statement amounts for the years ended December 31, 1995 and 1994:

                                        		    1995       	     1994
                                           -----------      -----------
Deferred tax assets:
   Net operating loss carryforwards      	$ 5,591,992     	$ 4,375,519
   Reserve for bad debts               	        2,973 	          2,188
                                           -----------      -----------
		                                          5,594,965       	4,377,707

Deferred tax liability:
   Excess of tax over book depreciation  	    604,818          532,967
                                           -----------      -----------

Net deferred tax asset                     	4,990,147       	3,844,740
Valuation allowance                       	(4,990,147)     	(3,844,740)
                                           -----------      -----------
  	Net deferred tax recognized           	$    --         	$    --
                                           ===========      ===========

The valuation allowance was established to eliminate the net deferred tax asset due to the uncertainty of the Company's ability to utilize the net operating loss carryforwards before they expire. Because of this uncertainty, no benefit was provided for the current year. The Company's income tax expense differed from the statutory federal rate of 34% as follows:


                                        1995           1994           1993
                                     -----------    -----------    -----------
Statutory rate applied to loss
 before income taxes              	$	(1,021,694) 	$   (270,933) 	$   (270,046)

Increase (decrease) in income taxes
 resulting from:
 State income taxes                 	 	(117,362)  	 	 	(10,160)    	 	(10,127)
 Change in deferred tax asset
  valuation allowance 	              	1,145,407     	 	280,459  	     278,349
 Other                                	 	(6,351)  	     	 	634       	 	1,824
                                     -----------    -----------    -----------
Income tax expense 	 	             $     -- 	 	 	$      -- 	 	   $     --
                                     ===========    ===========    ===========

At December 31, 1995, the Company has $14,758,490 of net operating loss carryforwards potentially available to offset taxable income which expire during the years 2000 to 2010. The
Company has not given recognition to tax benefits of net operating loss carryforwards in the financial statements because management believes the Company's history of operating losses diminishes the Company's immediate ability to demonstrate that is more likely than not that the future benefits will be realized. Additionally, these operating loss carryforwards are subject to limitation in any given year in the event of significant changes in ownership as set forth in the Internal Revenue Code and related Treasury Regulations. Consequently, a determination has not been made as to the amount, if any, of the reduction in the net operating loss carryforwards available against potential future taxable income. The valuation allowance increased by $1,145,407 during 1995. Tax loss carryforwards at December 31, 1995 expire as follows:

 	Year of Expiration     	 	Federal      	 	State
  ------------------      ------------   ------------
 	 2000 	                $ 	   --      	$     	26,940
 	 2001                    	 	338,632      	 	338,632
 	 2002                    	 	584,316      	 	584,318
 	 2003                    	 	699,986      	 	699,986
 	 2004                    	1,475,420    	 	1,475,420
 	 2005                    	2,712,465    	 	2,696,980
 	 2006                  	 	2,138,152    	 	2,125,475
 	 2007                  	 	1,574,149    	 	1,562,086
 	 2008                  	 	1,148,633    	 	1,069,463
 	 2009                    	1,137,847    	 	1,119,038
 	 2010                  	 	2,948,890    	 	2,654,001
                          -----------      ----------
                     	 	$ 	14,758,490  	$ 	14,352,339
                          ===========      ==========

14. Contingencies:

On February 14, 1995, the Company filed a civil complaint in the Federal Court of Northern Georgia against United Parcel Service, Inc. ("UPS"). The civil complaint alleges among other things, that UPS has attempted to monopolize the market for ground-based business-to-business parcel delivery service in Georgia and Florida, in violation of federal and state antitrust laws and as a result of civil violations, GPS has suffered the loss of several customers. The Company has cited damages in the complaint in excess of $10 million from these actions. The case is in the final phase of the discovery process. UPS has filed a motion for summary judgment and the Judge has deferred a ruling on summary judgment until the end of discovery. No trial date has been set,

Inforite Corporation has filed a suit against the Company, seeking damages of $374,203 for alleged breach of a contract in which Inforite agreed to sell the Company certain electronic "clipboards" along with supporting accessories and computer software. The Company has asserted that the Inforite products are defective, and has revoked acceptance of the products pursuant to California Commercial Code sections 2608 and 2609.
In the same action, Inforite has also alleged intentional interference with contract and defamation, claiming an unspecified amount of damages. The Company has denied all material allegations and has counterclaimed for breach of contract, breach of warranty and fraud, seeking recovery of approximately $175,000 it paid for the products and for an undetermined amount in incidental damages. Outside counsel for the Company has advised that at this stage in the proceedings, no opinion can be offered as to the probable outcome. A trial date has been set for August 16, 1996.

15. Subsequent Event:

During March, 1996, the Company issued 120,000 shares of cumulative convertible preferred stock to an affiliate of the Company's Chairman for $3,000,000 which was used to repay the $3,000,000 bank term loan. Shortly after the sale of the preferred stock, the Company increased its revolving line of credit to $3,250,000. To the extent the Company requires additional cash for operations beyond its available credit line during 1996, it will seek to further increase its credit line or attempt to privately place common and/or preferred stock of the Company with investors.

                                                	Exhibit 10.1
                                                 ------------

$3,000,000.00	   No. 3332157596	    	June 15, 1995
										       (Date of Execution and Delivery)

LENDER: FIRST UNION NATIONAL BANK OF FLORIDA (hereinafter termed "LENDER"), Jacksonville, Florida.

BORROWER:  GENERAL PARCEL SERVICE, INC.,  8923 WESTERN WAY,
JACKSONVILLE, DUVAL, FL, 32256. (hereinafter "Place of
Business").

BORROWER REPRESENTS HEREWITH THAT THE LOAN EVIDENCED IS HEREBY
BEING OBTAINED FOR	THE FOLLOWING PRIMARY PURPOSE:  Business.

     FOR VALUE RECEIVED: to wit, money loaned the undersigned BORROWER (hereinafter collectively termed "BORROWER"), jointly and severally (if more than one borrower), promise(s) to pay to the order of the LENDER at its office in the above city, or wherever else LENDER may specify, the sum of Three Million & 00/100 ($3,000,000.00) dollars with interest until paid.



TERMS OF PAYMENT

(X)   payable in consecutive Monthly payments
of principal; commencing on July 15, 1997, in 35 equal payments of $83,333.33 plus an irregular payment of $83,333.45 due on June 15, 2000 with interest payable
Monthly commencing on July 15, 1995 and
each Month thereafter.

(X) with interest payable Monthly commencing on July 15, 1995 and each Monthly thereafter;

(X)    see attached Schedule "B", terms of
which are incorporated by reference:

The undersigned agrees to pay a late charge equal to 5% of each payment of principal and/or interest which is not paid within 10 days of the date on which it is due. AT LENDER'S option, the contract rate shall become the highest rate allowed by the law of the State of the LENDER'S office as set forth herein
commencing with and continuing for so long as the loan or
portion thereof is in Default (as herein defined).  Further, upon BORROWER'S default and where LENDER deems it necessary or proper to employ an attorney to enforce collection of any unpaid balance hereunder, then BORROWER agrees to pay LENDER'S reasonable attorneys' fees (including appellate costs, if any)
and collection costs.  Liability for reasonable attorneys' fees
and	costs shall exist whether or not any suite or proceeding is
commenced.

INTEREST is computed on the basis of a 360 day year for the actual number of days in the Interest period (Actual/360 computation) unless indicated below.

LENDER'S Actual/360 or365/360 computation determines the annual effective interest yield by taking the stated (nominal) Interest rate for a year's period and the dividing said rate by 360 to determine the daily periodic rate to be applied for each day in the Interest period. Application of such computation produces an annualized effective interest rate exceeding that of the nominal rate.

If the interest provision contained herein refers to LENDER'S
PRIME RATE, and BORROWER acknowledges that LENDER'S PRIME RATE is not represented or intended to be the lowest or most favorable rate of interest offered by LENDER.

All payments received during normal banking hours after 2:00 p.m. shall be deemed received at the opening of the next banking day. At LENDER'S option, and repayments of the Note, other than by U S currency, will not be credited to the outstanding loan balance until LENDER receives collected funds.

BORROWER'S payment will increase if the scheduled payment amount is insufficient to pay accrued interest. If the scheduled payment in insufficient to pay accrued interest, the scheduled payment amount shall be immediately increased as is necessary to pay all accruals of interest for the period and all accruals of unpaid interest from previous periods. Such adjustments to the scheduled payment amount shall remain in effect for as long as the interest accruals shall exceed the original scheduled payment amount and shall be further adjusted upward or downward to reflect changes in the variable interest rate. In no event shall the scheduled payment amount be reduced below the original scheduled payment specified herein.

Each of the undersigned, whether BORROWER, sureties, or endorsers, and all others who may become liable for all or any part of the obligations evidenced and secured hereby, do hereby, jointly and severally: waive presentment, demand, protest, notice of protest and/or of dishonor, and also notice of acceleration of maturity on Default or other wise. Further, they agree that LENDER from time to time, extend, modify, amend or renew this Note and Security Agreement for any period (whether or not longer than the original period of the Note) and grant any releases, compromises or indulgences with respect to the Note or any extensions, modifications, amendments or renewals thereof or any security therefor, or to any party liable thereunder or hereunder, all without notice to or consent of any of the undersigned and without affecting the liability of the undersigned hereunder.

If more than one person has signed this instrument, such parties are jointly and severally obligated hereunder. Further, use of the masculine pronoun herein shall include the feminine and neuter and also the plural. If any provision of this instrument shall be prohibited or invalid under applicable law, such provision shall be ineffective but only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Note.

Time is the essence hereof. Any notices to Borrower shall be sufficiently given, if mailed or delivered to the Principal
Place of Business.

TO SECURE PAYMENT of this Note, all obligations of undersigned BORROWER hereunder, and all other obligations of BORROWER to LENDER, its successors and assign, howsoever created, arising or evidenced; whether direct or indirect, absolute or contingent, or now or hereafter existing or due to become due (the loan and debt evidenced by this Note and secured by this Security Agreement and all other present and future obligations of BORROWER owed to LENDER are hereinafter collectively termed the "OBLIGATIONS"); the undersigned BORROWER hereby mortgages, conveys. and grants to LENDER, as permitted by law, a security interest in, and herewith pledges and deposits as collateral the following described and identified personal and/or real property, and any and all additions, accessions and substitutions thereto or therefor, (including all cash, stock, or other dividends and all proceeds thereof, and all rights to subscribe for securities incident thereto) are hereinafter termed the "COLLATERAL"; and a Security interest in PROCEEDS AND PRODUCTS of the COLLATERAL is granted to LENDER:

	(X) If checked here, COLLATERAL is listed and described on attached schedule "A"; Incorporated herein by reference.

BORROWER hereby warrants, covenants and agrees that:

	(1) Borrower's principal place of business is that shown above. If Borrower has no principal place of business in said State, the Borrower's residence in said State is shown above.

	(2) Borrower's other places of business in said State or State of LENDER'S office not previously stated are as follow:

personal property COLLATERAL is used or being purchased for:
___Personal, Family or Household;  ___Farming Operations;
___Business Use, and, ___if checked here, COLLATERAL IS BEING ACQUIRED WITH THE PROCEEDS OF AN ADVANCE EVIDENCED BY THIS AGREEMENT, which LENDER may disburse directly to the seller of said personal property.

	(4) The personal property COLLATERAL will be kept at the Principal Place of Business; otherwise, ___if checked here, at:

	(5) If any personal property COLLATERAL will be used in more than one State whether or not actually so used, and BORROWER has a place(s) of business in more than one State, the Principal
Place of Business is that shown above unless otherwise stated as
follows:																	(6)  ___If checked here, personal
property COLLATERAL is to be affixed to real property, a
description of the real estate is as follows:

	(7) Said COLLATERAL is free and clear of all liens, security interests, claims and/or encumbrances other than any to LENDER except the following:

	(8)  ___If checked, this Note is subject to the terms and
conditions of a commitment letter and/or loan agreement
between	BORROWER and LENDER dated: _________________, which is
herein incorporated herein by reference.

          THIS PROMISSORY NOTE IS SUBJECT TO THE ADDITIONAL
PROVISIONS, TERMS, UNDERTAKINGS AND RIGHTS SET FORTH ON THE
REVERSE SIDE HEREOF, THE SAME BEING INCORPORATED HEREIN BY
REFERENCE.

Waiver:  BORROWER agrees that LENDER shall after the occurrence
of any event of default, be entitled to immediate 	possession of
all the COLLATERAL. BORROWER agrees that LENDER'S interest in the COLLATERAL arose out of a Commercial Transaction.

IN WITNESS THEREOF, the Borrower, on the day and year first written above, has caused this Note to be executed under seal by, (i) if a corporation, adoption of the facsimile seal printer hereon for such special occasion and purpose (or if an impression seal appears hereon by affixing such impression seal) by its duly authorized officer(s) of, (ii) if by individuals, by hereto setting their hand and seals.

General Parcel Service, Inc.
Name of Corporation		 CORPORATE BORROWER
BY: /s/  Wayne N. Nellums
BY:   Wayne N. Nellums
      VP of Finance,


													ADDITIONAL PROVISIONS

BORROWER hereby further warrants, covenants and agrees, as follows:

Anything contained herein to the contrary not withstanding, if for any reason the effective rate of interest on this Note should exceed the maximum lawful rate, the effective rate shall be deemed reduced to and shall be such maximum lawful rate, and any sums of interest which have been collected in excess of such maximum lawful rate shall be applied as a credit against the unpaid balance due hereunder.

No waivers, amendments or modifications shall be valid unless in writing. No waiver by LENDER of any default(s) shall operate as a waiver of any other default or the same default on a future occasion. All rights of LENDER hereunder shall inure to the benefit of its successors and assigns, and all obligations of BORROWER shall bind his heirs, executors, administrators, successors and/or assigns.

In the case of conflict between the terms of this Note and any Loan Agreement and/or Commitment Letter issued in connection herewith, the priority of controlling terms shall be first this Note, then the Security Instrument, if any, the Loan Agreements, then the Commitment Letter, except as otherwise provided herein.

In the event any provision(s) of this instrument shall be left blank or incomplete, BORROWER hereby authorizes and empowers LENDER to supply and complete the necessary information as a ministerial task consistent with the understanding between the parties.

BORROWER WILL IMMEDIATELY NOTIFY LENDER in writing of any (1) change in: BORROWER'S Principal Place of Business and/or
Residence; (2) change in the BORROWER'S name or identity; (3) change in BORROWER'S Corporate Structure.

BORROWER warrants that borrower does not have either a record or reputation for violating laws of the United States or of any State relating to liquor (as referred to in 18 USCA 3617, et seq) or narcotics and/or any commercial crimes.

Upon occurrence of any other "EVENTS OF DEFAULT," as hereinafter defined; LENDER is herewith expressly authorized to exercise its right of Set-Off or Bank Lien as to any monies deposited in demand, checking, time, savings or other accounts of any nature maintained in and with it by any one of the undersigned, without advance notice.

Said right of Set-Off shall also be exercised and applicable where LENDER is indebted to any signer hereof by reason of any Certificate of Deposit, Note or otherwise.

Borrower shall promptly pay all documentary and/or intangible taxes on this transaction whether assessed at closing or arising from time to time.

WAIVER OF JURY TRIAL.   BY THE EXECUTION HEREOF, BORROWER HEREBY
KNOWINGLY, VOLUNTARILY AND INTENTIONALLY AGREES, THAT:

	(A) NEITHER THE BORROWER, NOR ANY ASSIGNEE, SUCCESSOR, HEIR, OR LEGAL REPRESENTATION OF ANY OF THE SAME SHALL SEEK A JURY TRIAL
IN ANY LAWSUIT, PROCEEDING, COUNTERCLAUM, OR ANY OTHER
LITIGATION PROCEDURE ARISING FROM OR BASED UPON THIS THE
PROMISSORY NOTE, ANY OTHER LOAN AGREEMENT OR ANY LOAN DOCUMENT
EVIDENCING, SECURING, OR RELATING TO THE OBLIGATIONS, OR TO THE
DEALINGS OR RELATIONSHIP BETWEEN OR AMONG THE PARTIES THERETO;
(B) NEITHER THE BORROWER, NOR FUNB WILL SEEK TO CONSOLIDATE ANY
SUCH ACTION, IN WHICH A JURY TRIAL HAS BEEN WAIVED, WITH ANY
OTHER ACTION IN WHICH A JURY TRIAL HAS NOT BEEN OR CANNOT BE
WAIVED; (C) THE PROVISIONS OF THIS PARAGRAPH HAVE BEEN FULLY
NEGOTIATED BY THE PARTIES HERETO, AND THESE PROVISIONS SHALL BE
SUBJECT TO NO EXCEPTIONS; (D) NEITHER THE BORROWER, NOR FUNB HAS
IN ANY WAY AGREED WITH OR REPRESENTED TO  ANY OTHER PARTY THAT
THE PROVISIONS OF THIS PARAGRAPH WILL NOT BE FULLY ENFORCED IN
ALL INSTANCES; AND (E) THIS PROVISION IS A MATERIAL INDUCEMENT
FOR LENDER  TO ENTER INTO THIS TRANSACTION.

               EVENTS OF  DEFAULT

BORROWER shall be in default under this Note, upon the happening of any of the following events, circumstances or conditions; namely:

	(1) Default in the payment or performance of any of the OBLIGATIONS provided hereunder or in connection herewith or any other OBLIGATIONS of BORROWER or any affiliate (as defined in 11 USC 101(2), hereinafter affiliate) of BORROWER or any endorser, guarantor or surety for BORROWER to LENDER or any affiliate of LENDER, howsoever created, primary or secondary, whether direct or indirect, absolute or contingent, now or hereafter existing, due or to become due, or of any other covenant, warranty or undertaking expressed herein, therein, or in any other document establishing said endorsement, guaranty, or surety; or

	(2) Any warranty, representation or statement made or furnished to LENDER by or on behalf of BORROWER, or any guarantor, endorser, or surety for Borrower in connection with this Note or to induce LENDER to make a loan to BORROWER which was false in any material respect when made or furnished or has become materially false. If such warranty of BORROWER or guarantor, endorser or surety for Borrower was ongoing in nature; or

	(3) Death, dissolution, termination of existence, insolvency, business failure, appointment of a receiver, custodian, or trustee for any part of the property of, assignment for the benefit of credits by, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against BORROWER or any endorser, guarantor, or surety for BORROWER; or

	(4) The acquisition of substantially all of Borrower's, endorser's, guarantor's or sureties business or assets, or a material portion of its business or assets if such a sale is outside its ordinary course of business, or more than 50% of its outstanding stock or voting power in a single transaction or a series of transactions, or acquisition of substantially all of the business or assets or more than 50% of the outstanding stock or voting power of any other entity, or should Borrower, endorsers, guarantors or sureties enter into any transaction or merger or consolidation without prior written consent of LENDER; or

	(5) Failure of a corporate BORROWER or endorser, guarantor, or surety for said BORROWER to maintain its corporate existence in good standing; or

	(6) Upon the entry of any monetary judgment or the assessment and/or filing of any tax lien against BORROWER or any endorser, surety or guarantor, or upon the issuance of any writ or garnishment, judicial seizure of, or attachment against property of, debts due or rights of BORROWER or any endorser, surety or guarantor, to specifically include commencement of any action or proceeding to seize monies of BORROWER or any indorser, surety or guarantor on deposit in any bank account with LENDER; or

	(7) Any BORROWER, endorser, guarantor or surety shall be a debtor, either voluntarily or involuntarily, under (and as the term debtor is defined in) the Bankruptcy Code or should any BORROWER, endorser, guarantor or surety by generally not paying their respective debts as such debts become due; or

	(8) Failure of said BORROWER, endorsers, guarantors or sureties to furnish financial statements or other financial information reasonably requested by LENDER; or

	(9) Loss, theft, substantial damage, destruction, sale or encumbrance to or of any COLLATERAL, or the assertion or making of any levy, seizure, mechanic's lien or attachment thereof or thereon; or

 (10) If LENDER should otherwise deem itself or the debt created hereunder unsafe or insecure; or should LENDER, in good faith, believe that the prospect of payment or other performance is impaired.

	ADDITIONAL PROVISIONS FOR PERSONAL PROPERTY COLLATERAL

BORROWER hereby further warrants, covenants, and agrees, as follows:

THE COLLATERAL SHALL, AT ALL TIMES, BE AT BORROWER'S RISK. The loss, injury to or destruction of COLLATERAL shall not release BORROWER from payment or other performance hereof. BORROWER agrees to obtain and keep in force Physical Damage and/or Property Damage Insurance on said COLLATERAL and any other insurance required by LENDER. Such insurance is to be in form and amounts satisfactory to LENDER, with the same payable to LENDER.

All such policies shall provide for ten days written minimum cancellation notice to LENDER. BORROWER shall furnish to the LENDER the original policies or certificates or other evidence satisfactory to LENDER of compliance with the foregoing
provisions.   LENDER is authorized, but not obligated, to
purchase any or all of said insurance or "single interest insurance," protecting only its security interests, all at BORROWER'S expense. In such event, BORROWER agrees to reimburse LENDER for the cost of such insurance to the extent that the same is not included in the principal amount of this Note.

BORROWER hereby assigns to LENDER the proceeds of all such insurance to the extent of the unpaid balance hereunder, and directs any insurer to make payments directly to LENDER. BORROWER, further hereby grants to LENDER his Power of Attorney, which shall be irrevocable for so long as any amount is unpaid hereunder. Said Power of Attorney gives LENDER the sole right to file Proof of Loss and/or any other forms required to collect from any insurer any amount due from any loss, damage or destruction of the COLLATERAL; to agree to and bind BORROWER as to the amount of said recovery; to designate Payee(s) of such recovery; to grant releases to payor-insurers for their liability; to grant subrogation rights to any such payor-insurer; to endorse any settlement check or draft. BORROWER further agrees not to exercise any of the foregoing Powers granted to LENDER, without the latter's written consent. In the event of any default hereunder, LENDER is authorized in its sole discretion to cancel any insurance and credit any premium refund against the unpaid balance due on BORROWER'S OBLIGATIONS.

If, with respect to any security pledged hereunder, a stock dividend is declared or any stock split-up made or right to subscribe issued, all the certificates for the shares representing such stock dividend or stock split-up right to subscribe will be immediately delivered, duly endorsed, to the LENDER as additional COLLATERAL security.

If, at any time, the COLLATERAL shall be deemed unsatisfactory to and by LENDER or in the event LENDER shall otherwise deem itself, its security interests, its COLLATERAL or said debt unsafe or insecure, then and on demand of LENDER, BORROWER shall immediately furnish such further COLLATERAL or make such payment on said accounts as will be satisfactory to LENDER, to be held by said LENDER as it originally pledged hereunder.

At its option, LENDER may discharge taxes, liens, security interests or other encumbrances at any time levied or placed on said COLLATERAL, may pay for insurance and for the maintenance and preservation of same. BORROWER agrees to reimburse LENDER, on demand, for any such payment made, or any such expense incurred by LENDER pursuant to the foregoing authorization. Until default, as hereinafter defined, BORROWER shall have the right to retain possession of the COLLATERAL, unless otherwise agreed by the parties hereto, and to use it in any lawful manner not inconsistent with this Note and with any policy of insurance thereon.

LENDER may, with or without notice, before of after maturity of this Note, transfer or register in the name of its nominee(s) all or any part of the COLLATERAL and also exercise any or all rights of collection, conversion, or exchange and other similar rights, privileges and options pertaining to the COLLATERAL; but shall have not duty to exercise any such rights, privileges or options or to sell or otherwise realize upon any of the COLLATERAL as herein authorized or to preserve the same and shall not be responsible for any failure to do so or delay in so doing. As to any COLLATERAL consisting of instruments or chattel paper, it is agreed that LENDER shall not be required to take any steps whatever to preserve any rights against prior Parties.

LENDER shall have no custodial or ministerial duties to perform with regard to COLLATERAL pledged except for its safekeeping; and by way of explanation and not by way of limitation thereof. LENDER shall incur no liability for any of the following: either loss or depreciation of the COLLATERAL unless caused by its willful misconduct; or its failure to present any paper for payment or protest or to protest or give notice of non-payment or any other notice with respect to any paper of COLLATERAL; or its failure to present or surrender for redemption, conversion or exchange any bond, stock, paper or other Security whether in connection with any merger, consolidation, recapitalization, reorganization or arising out of the intendment or refunding of the original Security; or its failure to notify any party hereto that the COLLATERAL should be so presented or surrendered.

Upon any transfer of this Note, the LENDER may deliver the property held as security, or any part thereof, to the transferee, as well as any subsequent holder thereof, who shall thereupon become vested with all the powers and rights herein given to the LENDER in respect to the property so transferred and delivered; and the LENDER shall thereafter be forever relieved and fully discharged from any liability or responsibility with respect to such property so transferred, but with respect to any property not so transferred, the LENDER shall retain all rights and powers hereby given.

With prior written assent of LENDER, other COLLATERAL may be substituted for the original COLLATERAL herein, in which event all rights, duties, obligations, remedies, and security interests provided for, created for or granted shall apply fully to such substitute COLLATERAL.

BORROWER will not use any COLLATERAL in any jurisdiction other than a State in which Borrower shall have previously advised LENDER such COLLATERAL will be used. If certificates are issued or outstanding as to any of said COLLATERAL, BORROWER will cause the security interests of LENDER to be properly protected and perfected. Absent advance, written consent of LENDER, the COLLATERAL therein described will not be used outside the territorial limits of the USA.

BORROWER (or one or more of the undersigned) has, or forthwith will acquire, full title to COLLATERAL, and will at all times, keep same free of all liens, security interests, attachments and/or claims whatsoever, other than the security interests hereunder. BORROWER has good indefeasible marketable title hereto and will warrant and defend same against all claims. BORROWER is not to and will not attempt to transfer, sell or encumber the COLLATERAL or use it for hire or in violation of any statute or ordinance. BORROWER further agrees to pay promptly all taxes and assessments upon the COLLATERAL and/or for its use or operation, and/or on the Agreement to keep, use and maintain said COLLATERAL in a reasonably careful manner so as not to unreasonably or unnecessarily expose the same to waste damage, wear or depreciation, and to keep the same in good order and repair. LENDER may examine and inspect COLLATERAL or any part thereof, wherever located at any reasonable time(s). All equipment, accessories and parts shall become part of said COLLATERAL by accession.

BORROWER will at all times keep LENDER'S security interest property perfected and hereby designates LENDER as its attorney in fact to do any acts or deeds or execute such documents reasonably appropriate to accomplish said perfection. Said designation shall be irrevocable as long as any obligation of BORROWER is outstanding.

REMEDIES ON DEFAULT (Including Powers of Sale)
FOR PERSONAL PROPERTY COLLATERAL

Upon the occurrence of any of the foregoing events, circumstances or conditions of default, all of the OBLIGATIONS evidenced herein and secured hereby shall, at the option of the LENDER, immediately be due and payable, without notice. Further, LENDER shall then have all rights and remedies of a SECURED PARTY under the Uniform Commercial Code, as adopted by the State of LENDER'S office as set forth herein.

Without limitation thereto, LENDER shall have the following specific rights and remedies:

	(1) To take immediate possession of the COLLATERAL without notice or resort to legal process; and for such purpose, to enter upon any premises on which the COLLATERAL or any part thereof may be situated and remove the same therefrom; or, at its option, to render the COLLATERAL unusable. Further, also at its option, to dispose of said COLLATERAL on BORROWER'S premises.

	(2) To require BORROWER to assemble the COLLATERAL and make it available to LENDER at a place to then be designated by said
LENDER, which is reasonably convenient to both parties.

	(3) To exercise its rights of Set-Off by applying any monies of BORROWER on deposit with LENDER toward payment of the OBLIGATIONS evidenced or referred to herein or secured hereby, without notice. If any process is issued or ordered to be served on LENDER, seeking to seize BORROWER'S rights and/or interest in any bank account maintained with LENDER, the balance in any said account shall immediately be deemed to have been and shall be set-off against any and all OBLIGATIONS of BORROWER to LENDER, as of the time of issuance of any such writ or process;
whether or not BORROWER and/or LENDER shall then have been served herewith.

	(4) To dispose of COLLATERAL as allowed by the Uniform Commercial Code, as adopted by the State of LENDER'S office as set forth herein, in any County or place selected by LENDER, at either Private or Public Sale (at which public Sale LENDER may be the purchaser) with or without having the COLLATERAL physically present at said sale.

	(5) To make or have made any repairs deemed necessary or desirable at time of repossession, possession or sale, the cost of which is to be charged against BORROWER.

	(6) To apply the proceeds realized from disposition of the COLLATERAL to satisfy the following items, in the order here listed:

	(a) The cost of reimbursing any person whose interest in the premises is physically damaged by the entry and removal of the COLLATERAL upon the BORROWER'S failure to do so; next to

	(b) The expenses of taking, removing, holding for sale, repairing or otherwise preparing for sale and selling of said COLLATERAL, specifically including the LENDER'S reasonable Attorney's fees (including appellate costs, if any) and both legal and collection expenses; next to

 (c) The expense of liquidating any liens, security interests, attachments or encumbrances superior to the security interests herein created; and finally to

	(d) The unpaid principal and all accumulated interest hereunder and to any other debts owed to LENDER by any signer hereof.

Any surplus, after the satisfaction of the foregoing items (a) through (d) shall be paid to BORROWER or to any other Party lawfully entitled thereto and known to this LENDER. Further, if proceeds realized from disposition of the COLLATERAL shall fail to satisfy any of the foregoing items (a) through (d), BORROWER shall forthwith pay deficiency balance to LENDER.

No waivers, amendments or modifications shall be valid unless in writing. Further, this Note shall be governed by and construed under the laws of the State of the LENDER'S office as set forth herein. All terms and expressions contained herein which are defined in Articles 1, 3 or 9 of the Uniform Commercial Code of the State of the LENDER'S office set forth herein shall have the same meaning herein as is said Article of said Code.

	    ADDITIONAL PROVISIONS AS TO REAL PROPERTY COLLATERAL

BORROWER hereby further warrants, covenants and agrees, as follows:

This Note is secured by a Security Instrument and such instrument is Incorporated herein by reference.

BORROWER will discharge all of BORROWER'S duties and obligations as stated in any Security Instrument to LENDER and any other Instrument, including a commitment letter or a loan agreement, if any, evidencing and securing the obligations in this Note.



      REMEDIES FOR DEFAULT FOR REAL PROPERTY COLLATERAL

All remedies upon default for real property Collateral encumbered to Lender by the Security Instrument will be determined according to the terms of such Security Instrument.

Schedule A to Promissory Note and Security Agreement Dated June
15, 1995

In The amount of $3,000,000.00 Between First Union National Bank of Florida and General Parcel Service, Inc.

ACCOUNTS RECEIVABLE:

All accounts receivable presently existing and hereafter arising. Further proceeds and produces thereof.

All accounts receivable: contracts rights, instruments, documents, chattel paper general intangibles and all forms of obligations owing to borrower, whether now or hereafter existing or now owned or hereafter acquired, and all cash and non-cash proceeds thereof and all of borrower's rights to any merchandise which is represented thereby, and all of borrower's title. security and guarantees with respect to each receivable including the right of stoppage in transit.

5 -Winn Dixie Stores, Inc.  Common Stock Certificates Number JCU
9416, JCU 9418,  JCU 9419,  JCU 9420,  JCU 9421 each being
10.000 shares each and r/i/n/o ECD Trust u/a 7/3/80

1311 Shares Winn Dixie Stores, Inc.  Common Stock Certificate
Number WWDA 24432 r/i/n/o ECD Trust u/a 7/3/80

9600 Shares Winn-Dixie Stores, Inc.  Common Stock Certificate
Number JCU 9426  r/i/n/o ECD Trust u/a 7/3/80

765 Shares Winn Dixie Stores, Inc.  Common Stock Certificate
Number WDF 17316  r/i/n/o ECD Trust u/a 7/3/80

51.744	Shares Winn-Dixie Stores, Inc. Common Stock Certificate
Number WDA 23637   r/i/n/o ECD Trust u/a 7/3/80

11.800 Shares Winn Dixie Stores, Inc.  Common Stock Certificate
Number NVDA 23638  		r/i/n/o ECD Trust u/a 7/3/80

PAGE 1 OF I

General Parcel Service, Inc.

BY:  /s/ Wayne N. Nellums

Wayne N. Nellums, V.P. of Finance

Schedule B to Promissory Note and Security Agreement Dated June
15, 1995

In the amount of $3,000,000.00. Between First Union National
Bank of Florida and General Parcel Service, Inc.

For the Period Commencing June 15, 1995 and ending, June 15.
2000. Borrower shall have the option of selecting the interest rate on advances based on one of the two following options:

The 30 day London Interbank Offering Rate (L.I.B.O.R.) plus 75 basis points. (Definition of L.I.B.O.R. rate will be described on Attachment A); or

First Union National Bank's Prime Rate minus Three-Quarter
(-.75%) percent.

The L.I.B.O.R. rate and Lender's Prime rate options shall be floating daily as that rate may change from time to time. Interest Period available for the L.I.B.O.R. rate and Lender's Prime rate options may be changed monthly commencing July 15, 1995 and may continue to change on the first day of each calendar month thereafter.

Borrower shall provide Bank notice of the rate option selected two (2) business days prior to the first day of the Interest Period. If notice is not received within the required period. advances under the expiring Interest Period shall continue to bear interest at the option previously selected until the next permissible change in interest rate.

For the L.I.B.O.R. rate or Lender's Prime rate option. interest shall be computed on the basis of a year of 360 days and charged for the actual number of days elapsed from the date of the loan advance(s) until paid.

PAGE I OF 1

General Parcel Service, Inc. BY:  /s/ Wayne N. Nellums Wayne N.
Nellums, V.P. of Finance                        I

"LIBOR-BASED RATE" shall mean a rate per annum (rounded upwards, if necessary, to the next higher I / I 00 of I %) determined pursuant to the following formula:

LIBOR-BASED RATE = LIBOR Base Rate = ***%
- ---------------           1.00-Eurodollar Reserve Percentage

1.	"LIBOR Base Rate" shall mean the rate for deposits in United
States dollars for maturity of 30 days which appears on the Telerate Page 3750 at Approximately 11: 00 a.m. London time, two (2) London Business days prior to the effective date of applicable LIBOR-Based Rate. If for any, reason. such rate is not available. then "LIBOR Base Rate" shall mean the rate per annum at which. in the opinion of the Lender, United States
Dollars in the amount of $5.000.000.00 are being offered to leading reference banks for settlement in the London interbank market at approximately 11:00 a.m. London time, two (2) London business days prior to the effective date of the LIBOR-Based
Rate for a maturity of 30 days.

2.	"Eurodollar Reserve Percentage" shall mean. for any day, the percentage (expressed as a decimal and rounded upwards, if necessary, to the next higher 1/100 of 1%) which is in effect, if applicable, for such day as prescribed by the Federal Reserve
Board (or successor) for determining the maximum reserve requirement (including without limitation any basic, supplemental or emergency reserves) for Lender in respect of Eurocurrency liabilities or similar category of liabilities.

                                 								Exhibit 10.1
                                         ------------
$3,000,000.00	                    	No. 3332157596

June 15, 1995
(Date of Execution and Delivery)

LENDER: FIRST UNION NATIONAL BANK OF FLORIDA (hereinafter termed "LENDER"), Jacksonville, Florida.

BORROWER:  GENERAL PARCEL SERVICE, INC.,  8923 WESTERN WAY,
JACKSONVILLE, DUVAL, FL, 32256. (hereinafter "Place of
Business").

BORROWER REPRESENTS HEREWITH THAT THE LOAN EVIDENCED IS HEREBY
BEING OBTAINED FOR	THE FOLLOWING PRIMARY PURPOSE:  Business.

FOR VALUE RECEIVED: to wit, money loaned the undersigned BORROWER (hereinafter collectively termed "BORROWER"), jointly and severally (if more than one borrower), promise(s) to pay to the order of the LENDER at its office in the above city, or wherever else LENDER may specify, the sum of Three Million & 00/100 ($3,000,000.00) dollars with interest until paid.

TERMS OF PAYMENT
(X)   payable in consecutive Monthly payments principal;
commencing on July 15, 1997, in 35 equal payments of $83,333.33 plus an irregular payment of $83,333.45 due on June
15, 2000 with interest payable Monthly commencing on July 15, 1995 and each Month thereafter.

(X) with interest payable Monthly commencing on July 15, 1995 and each Monthly thereafter;

(X) see attached Schedule "B", terms of which are incorporated by reference:

The undersigned agrees to pay a late charge equal to 5% of each payment of principal and/or interest which is not paid within 10 days of the date on which it is due. AT LENDER'S option, the contract rate shall become the highest rate allowed by the law of the State of the LENDER'S office as set forth herein
commencing with and continuing for so long as the loan or
portion thereof is in Default (as herein defined).  Further, upon BORROWER'S default and where LENDER deems it necessary or proper to employ an attorney to enforce collection of any unpaid balance hereunder, then BORROWER agrees to pay LENDER'S reasonable attorneys' fees (including appellate costs, if any)
and collection costs.  Liability for reasonable attorneys' fees
and	costs shall exist whether or not any suite or proceeding is
commenced.

INTEREST is computed on the basis of a 360 day year for the actual number of days in the Interest period (Actual/360 computation) unless indicated below.

LENDER'S Actual/360 or365/360 computation determines the annual effective interest yield by taking the stated (nominal) Interest rate for a year's period and the dividing said rate by 360 to determine the daily periodic rate to be applied for each day in the Interest period. Application of such computation produces an annualized effective interest rate exceeding that of the nominal rate.

If the interest provision contained herein refers to LENDER'S
PRIME RATE, and BORROWER acknowledges that LENDER'S PRIME RATE is not represented or intended to be the lowest or most favorable rate of interest offered by LENDER.

All payments received during normal banking hours after 2:00 p.m. shall be deemed received at the opening of the next banking day. At LENDER'S option, and repayments of the Note, other than by U S currency, will not be credited to the outstanding loan balance until LENDER receives collected funds.

BORROWER'S payment will increase if the scheduled payment amount is insufficient to pay accrued interest. If the scheduled payment in insufficient to pay accrued interest, the scheduled payment amount shall be immediately increased as is necessary to pay all accruals of interest for the period and all accruals of unpaid interest from previous periods. Such adjustments to the scheduled payment amount shall remain in effect for as long as the interest accruals shall exceed the original scheduled payment amount and shall be further adjusted upward or downward to reflect changes in the variable interest rate. In no event shall the scheduled payment amount be reduced below the original scheduled payment specified herein.

Each of the undersigned, whether BORROWER, sureties, or endorsers, and all others who may become liable for all or any part of the obligations evidenced and secured hereby, do hereby, jointly and severally: waive presentment, demand, protest, notice of protest and/or of dishonor, and also notice of acceleration of maturity on Default or other wise. Further, they agree that LENDER from time to time, extend, modify, amend or renew this Note and Security Agreement for any period (whether or not longer than the original period of the Note) and grant any releases, compromises or indulgences with respect to the Note or any extensions, modifications, amendments or renewals thereof or any security therefor, or to any party liable thereunder or hereunder, all without notice to or consent of any of the undersigned and without affecting the liability of the undersigned hereunder.

If more than one person has signed this instrument, such parties are jointly and severally obligated hereunder. Further, use of the masculine pronoun herein shall include the feminine and neuter and also the plural. If any provision of this instrument shall be prohibited or invalid under applicable law, such provision shall be ineffective but only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Note.

Time is the essence hereof. Any notices to Borrower shall be sufficiently given, if mailed or delivered to the Principal
Place of Business.

TO SECURE PAYMENT of this Note, all obligations of undersigned BORROWER hereunder, and all other obligations of BORROWER to LENDER, its successors and assign, howsoever created, arising or evidenced; whether direct or indirect, absolute or contingent, or now or hereafter existing or due to become due (the loan and debt evidenced by this Note and secured by this Security Agreement and all other present and future obligations of BORROWER owed to LENDER are hereinafter collectively termed the "OBLIGATIONS"); the undersigned BORROWER hereby mortgages, conveys. and grants to LENDER, as permitted by law, a security interest in, and herewith pledges and deposits as collateral the following described and identified personal and/or real property, and any and all additions, accessions and substitutions thereto or therefor, (including all cash, stock, or other dividends and all proceeds thereof, and all rights to subscribe for securities incident thereto) are hereinafter termed the "COLLATERAL"; and a Security interest in PROCEEDS AND PRODUCTS of the COLLATERAL is granted to LENDER:

(X) If checked here, COLLATERAL is listed and described on attached schedule "A"; Incorporated herein by reference.

BORROWER hereby warrants, covenants and agrees that:

(1) Borrower's principal place of business is that shown above.
If Borrower has no principal place of business in said State, the Borrower's residence in said State is shown above.

(2) Borrower's other places of business in said State or State of LENDER'S office not previously stated are as follow:

Personal property COLLATERAL is used or being purchased for: ___Personal, Family or Household; ___Farming
Operations;  ___Business Use, and, ___if checked here,
COLLATERAL IS BEING ACQUIRED WITH THE PROCEEDS OF AN ADVANCE
EVIDENCED BY THIS AGREEMENT, which LENDER may disburse directly to the seller of said personal property.

(4) The personal property COLLATERAL will be kept at the Principal Place of Business; otherwise, ___if checked here, at:
(5) If any personal property COLLATERAL will be used in more than one State whether or not actually so used, and BORROWER has a place(s) of business in more than one State, the Principal Place of Business is that shown above unless otherwise stated as follows:

(6) ___If checked here,personal property COLLATERAL is to be affixed to real property, a description of the real estate is as follows:

(7) Said COLLATERAL is free and clear of all liens, security interests, claims and/or encumbrances other than any to LENDER except the following:

(8)  ___If checked, this Note is subject to the terms and
conditions of a commitment letter and/or loan agreement
between	BORROWER and LENDER dated: _________________, which is
herein incorporated herein by reference.

THIS PROMISSORY NOTE IS SUBJECT TO THE ADDITIONAL
PROVISIONS, TERMS, UNDERTAKINGS AND RIGHTS SET FORTH ON THE
REVERSE SIDE HEREOF, THE SAME BEING INCORPORATED HEREIN BY
REFERENCE.

Waiver:  BORROWER agrees that LENDER shall after the occurrence
of any event of default, be entitled to immediate 	possession of
all the COLLATERAL. BORROWER agrees that LENDER'S interest in the COLLATERAL arose out of a Commercial Transaction.

IN WITNESS THEREOF, the Borrower, on the day and year first written above, has caused this Note to be executed under seal by, (i) if a corporation, adoption of the facsimile seal printer hereon for such special occasion and purpose (or if an impression seal appears hereon by affixing such impression seal) by its duly authorized officer(s) of, (ii) if by individuals, by hereto setting their hand and seals.

General Parcel Service, Inc.
Name of Corporation
CORPORATE BORROWER
BY:    /s/  Wayne N. Nellums
BY:    Wayne N. Nellums
       VP of Finance,

ADDITIONAL PROVISIONS

BORROWER hereby further warrants, covenants and agrees, as follows:

Anything contained herein to the contrary not withstanding, if for any reason the effective rate of interest on this Note should exceed the maximum lawful rate, the effective rate shall be deemed reduced to and shall be such maximum lawful rate, and any sums of interest which have been collected in excess of such maximum lawful rate shall be applied as a credit against the unpaid balance due hereunder.

No waivers, amendments or modifications shall be valid unless in writing. No waiver by LENDER of any default(s) shall operate as a waiver of any other default or the same default on a future occasion. All rights of LENDER hereunder shall inure to the benefit of its successors and assigns, and all obligations of BORROWER shall bind his heirs, executors, administrators, successors and/or assigns.

In the case of conflict between the terms of this Note and any Loan Agreement and/or Commitment Letter issued in connection herewith, the priority of controlling terms shall be first this Note, then the Security Instrument, if any, the Loan Agreements, then the Commitment Letter, except as otherwise provided herein.

In the event any provision(s) of this instrument shall be left blank or incomplete, BORROWER hereby authorizes and empowers LENDER to supply and complete the necessary information as a ministerial task consistent with the understanding between the parties.

BORROWER WILL IMMEDIATELY NOTIFY LENDER in writing of any
(1) change in: BORROWER'S Principal Place of Business and/or
Residence; (2) change in the BORROWER'S name or identity; (3) change in BORROWER'S Corporate Structure.

BORROWER warrants that borrower does not have either a record or reputation for violating laws of the United States or of any State relating to liquor (as referred to in 18 USCA 3617, et seq) or narcotics and/or any commercial crimes.

Upon occurrence of any other "EVENTS OF DEFAULT," as hereinafter defined; LENDER is herewith expressly authorized to exercise its right of Set-Off or Bank Lien as to any monies deposited in demand, checking, time, savings or other accounts of any nature maintained in and with it by any one of the undersigned, without advance notice.

Said right of Set-Off shall also be exercised and applicable where LENDER is indebted to any signer hereof by reason of any Certificate of Deposit, Note or otherwise.

Borrower shall promptly pay all documentary and/or intangible taxes on this transaction whether assessed at closing or arising from time to time.

WAIVER OF JURY TRIAL.   BY THE EXECUTION HEREOF, BORROWER
HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY AGREES, THAT:

(A) NEITHER THE BORROWER, NOR ANY ASSIGNEE, SUCCESSOR, HEIR, OR LEGAL REPRESENTATION OF ANY OF THE SAME SHALL SEEK A JURY TRIAL IN ANY LAWSUIT, PROCEEDING, COUNTERCLAUM, OR ANY OTHER LITIGATION PROCEDURE ARISING FROM OR BASED UPON THIS THE PROMISSORY NOTE, ANY OTHER LOAN AGREEMENT OR ANY LOAN DOCUMENT EVIDENCING, SECURING, OR RELATING TO THE OBLIGATIONS, OR TO THE DEALINGS OR RELATIONSHIP BETWEEN OR AMONG THE PARTIES THERETO;
(B) NEITHER THE BORROWER, NOR FUNB WILL SEEK TO CONSOLIDATE ANY SUCH ACTION, IN WHICH A JURY TRIAL HAS BEEN WAIVED, WITH ANY OTHER ACTION IN WHICH A JURY TRIAL HAS NOT BEEN OR CANNOT BE WAIVED; (C) THE PROVISIONS OF THIS PARAGRAPH HAVE BEEN FULLY NEGOTIATED BY THE PARTIES HERETO, AND THESE PROVISIONS SHALL BE SUBJECT TO NO EXCEPTIONS; (D) NEITHER THE BORROWER, NOR FUNB HAS IN ANY WAY AGREED WITH OR REPRESENTED TO ANY OTHER PARTY THAT THE PROVISIONS OF THIS PARAGRAPH WILL NOT BE FULLY ENFORCED IN ALL INSTANCES; AND (E) THIS PROVISION IS A MATERIAL INDUCEMENT FOR LENDER TO ENTER INTO THIS TRANSACTION.

EVENTS OF  DEFAULT

BORROWER shall be in default under this Note, upon the happening of any of the following events, circumstances or conditions; namely:

	(1) Default in the payment or performance of any of the OBLIGATIONS provided hereunder or in connection herewith or any other OBLIGATIONS of BORROWER or any affiliate (as defined in 11 USC 101(2), hereinafter affiliate) of BORROWER or any endorser, guarantor or surety for BORROWER to LENDER or any affiliate of LENDER, howsoever created, primary or secondary, whether direct or indirect, absolute or contingent, now or hereafter existing, due or to become due, or of any other covenant, warranty or undertaking expressed herein, therein, or in any other document establishing said endorsement, guaranty, or surety; or

	(2) Any warranty, representation or statement made or furnished to LENDER by or on behalf of BORROWER, or any guarantor, endorser, or surety for Borrower in connection with this Note or to induce LENDER to make a loan to BORROWER which was false in any material respect when made or furnished or has become materially false. If such warranty of BORROWER or guarantor, endorser or surety for Borrower was ongoing in nature; or

	(3) Death, dissolution, termination of existence, insolvency, business failure, appointment of a receiver, custodian, or trustee for any part of the property of, assignment for the benefit of credits by, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against BORROWER or any endorser, guarantor, or surety for BORROWER; or

	(4) The acquisition of substantially all of Borrower's, endorser's, guarantor's or sureties business or assets, or a material portion of its business or assets if such a sale is outside its ordinary course of business, or more than 50% of its outstanding stock or voting power in a single transaction or a series of transactions, or acquisition of substantially all of the business or assets or more than 50% of the outstanding stock or voting power of any other entity, or should Borrower, endorsers, guarantors or sureties enter into any transaction or merger or consolidation without prior written consent of LENDER; or

	(5) Failure of a corporate BORROWER or endorser, guarantor, or surety for said BORROWER to maintain its corporate existence in good standing; or

	(6) Upon the entry of any monetary judgment or the assessment and/or filing of any tax lien against BORROWER or any endorser, surety or guarantor, or upon the issuance of any writ or garnishment, judicial seizure of, or attachment against property of, debts due or rights of BORROWER or any endorser, surety or guarantor, to specifically include commencement of any action or proceeding to seize monies of BORROWER or any indorser, surety or guarantor on deposit in any bank account with LENDER; or

	(7) Any BORROWER, endorser, guarantor or surety shall be a debtor, either voluntarily or involuntarily, under (and as the term debtor is defined in) the Bankruptcy Code or should any BORROWER, endorser, guarantor or surety by generally not paying their respective debts as such debts become due; or

	(8) Failure of said BORROWER, endorsers, guarantors or sureties to furnish financial statements or other financial information reasonably requested by LENDER; or

	(9) Loss, theft, substantial damage, destruction, sale or encumbrance to or of any COLLATERAL, or the assertion or making of any levy, seizure, mechanic's lien or attachment thereof or thereon; or

(10) If LENDER should otherwise deem itself or the debt created hereunder unsafe or insecure; or should LENDER, in good faith, believe that the prospect of payment or other performance is impaired.

ADDITIONAL PROVISIONS FOR PERSONAL PROPERTY COLLATERAL

BORROWER hereby further warrants, covenants, and agrees, as follows:

THE COLLATERAL SHALL, AT ALL TIMES, BE AT BORROWER'S
RISK. The loss, injury to or destruction of COLLATERAL shall not release BORROWER from payment or other performance hereof. BORROWER agrees to obtain and keep in force Physical Damage and/or Property Damage Insurance on said COLLATERAL and any other insurance required by LENDER. Such insurance is to be in form and amounts satisfactory to LENDER, with the same payable to LENDER.

All such policies shall provide for ten days written minimum cancellation notice to LENDER. BORROWER shall furnish to the LENDER the original policies or certificates or other evidence satisfactory to LENDER of compliance with the foregoing
provisions.   LENDER is authorized, but not obligated, to
purchase any or all of said insurance or "single interest insurance," protecting only its security interests, all at BORROWER'S expense. In such event, BORROWER agrees to reimburse LENDER for the cost of such insurance to the extent that the same is not included in the principal amount of this Note.

BORROWER hereby assigns to LENDER the proceeds of all such insurance to the extent of the unpaid balance hereunder, and directs any insurer to make payments directly to LENDER. BORROWER, further hereby grants to LENDER his Power of Attorney, which shall be irrevocable for so long as any amount is unpaid hereunder. Said Power of Attorney gives LENDER the sole right to file Proof of Loss and/or any other forms required to collect from any insurer any amount due from any loss, damage or destruction of the COLLATERAL; to agree to and bind BORROWER as to the amount of said recovery; to designate Payee(s) of such recovery; to grant releases to payor-insurers for their liability; to grant subrogation rights to any such payor-insurer; to endorse any settlement check or draft. BORROWER further agrees not to exercise any of the foregoing Powers granted to LENDER, without the latter's written consent. In the event of any default hereunder, LENDER is authorized in its sole discretion to cancel any insurance and credit any premium refund against the unpaid balance due on BORROWER'S OBLIGATIONS.

If, with respect to any security pledged hereunder, a stock dividend is declared or any stock split-up made or right to subscribe issued, all the certificates for the shares representing such stock dividend or stock split-up right to subscribe will be immediately delivered, duly endorsed, to the LENDER as additional COLLATERAL security.

If, at any time, the COLLATERAL shall be deemed unsatisfactory to and by LENDER or in the event LENDER shall otherwise deem itself, its security interests, its COLLATERAL or said debt unsafe or insecure, then and on demand of LENDER, BORROWER shall immediately furnish such further COLLATERAL or make such payment on said accounts as will be satisfactory to LENDER, to be held by said LENDER as it originally pledged hereunder.

At its option, LENDER may discharge taxes, liens, security interests or other encumbrances at any time levied or placed on said COLLATERAL, may pay for insurance and for the maintenance and preservation of same. BORROWER agrees to reimburse LENDER, on demand, for any such payment made, or any such expense incurred by LENDER pursuant to the foregoing authorization. Until default, as hereinafter defined, BORROWER shall have the right to retain possession of the COLLATERAL, unless otherwise agreed by the parties hereto, and to use it in any lawful manner not inconsistent with this Note and with any policy of insurance thereon.

LENDER may, with or without notice, before of after maturity of this Note, transfer or register in the name of its nominee(s) all or any part of the COLLATERAL and also exercise any or all rights of collection, conversion, or exchange and other similar rights, privileges and options pertaining to the COLLATERAL; but shall have not duty to exercise any such rights, privileges or options or to sell or otherwise realize upon any of the COLLATERAL as herein authorized or to preserve the same and shall not be responsible for any failure to do so or delay in so doing. As to any COLLATERAL consisting of instruments or chattel paper, it is agreed that LENDER shall not be required to take any steps whatever to preserve any rights against prior Parties.

LENDER shall have no custodial or ministerial duties to perform with regard to COLLATERAL pledged except for its safekeeping; and by way of explanation and not by way of limitation thereof. LENDER shall incur no liability for any of the following: either loss or depreciation of the COLLATERAL unless caused by its willful misconduct; or its failure to present any paper for payment or protest or to protest or give notice of non-payment or any other notice with respect to any paper of COLLATERAL; or its failure to present or surrender for redemption, conversion or exchange any bond, stock, paper or other Security whether in connection with any merger, consolidation, recapitalization, reorganization or arising out of the intendment or refunding of the original Security; or its failure to notify any party hereto that the COLLATERAL should be so presented or surrendered.

Upon any transfer of this Note, the LENDER may deliver the property held as security, or any part thereof, to the transferee, as well as any subsequent holder thereof, who shall thereupon become vested with all the powers and rights herein given to the LENDER in respect to the property so transferred and delivered; and the LENDER shall thereafter be forever relieved and fully discharged from any liability or responsibility with respect to such property so transferred, but with respect to any property not so transferred, the LENDER shall retain all rights and powers hereby given.

With prior written assent of LENDER, other COLLATERAL may be substituted for the original COLLATERAL herein, in which event all rights, duties, obligations, remedies, and security interests provided for, created for or granted shall apply fully to such substitute COLLATERAL.

BORROWER will not use any COLLATERAL in any jurisdiction other than a State in which Borrower shall have previously advised LENDER such COLLATERAL will be used. If certificates are issued or outstanding as to any of said COLLATERAL, BORROWER will cause the security interests of LENDER to be properly protected and perfected. Absent advance, written consent of LENDER, the COLLATERAL therein described will not be used outside the territorial limits of the USA.

BORROWER (or one or more of the undersigned) has, or forthwith will acquire, full title to COLLATERAL, and will at all times, keep same free of all liens, security interests, attachments and/or claims whatsoever, other than the security interests hereunder. BORROWER has good indefeasible marketable title hereto and will warrant and defend same against all claims. BORROWER is not to and will not attempt to transfer, sell or encumber the COLLATERAL or use it for hire or in violation of any statute or ordinance. BORROWER further agrees to pay promptly all taxes and assessments upon the COLLATERAL and/or for its use or operation, and/or on the Agreement to keep, use and maintain said COLLATERAL in a reasonably careful manner so as not to unreasonably or unnecessarily expose the same to waste damage, wear or depreciation, and to keep the same in good order and repair. LENDER may examine and inspect COLLATERAL or any part thereof, wherever located at any reasonable time(s). All equipment, accessories and parts shall become part of said COLLATERAL by accession.

BORROWER will at all times keep LENDER'S security interest property perfected and hereby designates LENDER as its attorney in fact to do any acts or deeds or execute such documents reasonably appropriate to accomplish said perfection. Said designation shall be irrevocable as long as any obligation of BORROWER is outstanding.

REMEDIES ON DEFAULT (Including Powers of Sale)
FOR PERSONAL PROPERTY COLLATERAL

Upon the occurrence of any of the foregoing events, circumstances or conditions of default, all of the OBLIGATIONS evidenced herein and secured hereby shall, at the option of the LENDER, immediately be due and payable, without notice. Further, LENDER shall then have all rights and remedies of a SECURED PARTY under the Uniform Commercial Code, as adopted by the State of LENDER'S office as set forth herein.

Without limitation thereto, LENDER shall have the following specific rights and remedies:

	(1) To take immediate possession of the COLLATERAL without notice or resort to legal process; and for such purpose, to enter upon any premises on which the COLLATERAL or any part thereof may be situated and remove the same therefrom; or, at its option, to render the COLLATERAL unusable. Further, also at its option, to dispose of said COLLATERAL on BORROWER'S premises.

	(2) To require BORROWER to assemble the COLLATERAL and make it available to LENDER at a place to then be designated by said
LENDER, which is reasonably convenient to both parties.

	(3) To exercise its rights of Set-Off by applying any monies of BORROWER on deposit with LENDER toward payment of the OBLIGATIONS evidenced or referred to herein or secured hereby, without notice. If any process is issued or ordered to be served on LENDER, seeking to seize BORROWER'S rights and/or interest in any bank account maintained with LENDER, the balance in any said account shall immediately be deemed to have been and shall be set-off against any and all OBLIGATIONS of BORROWER to LENDER, as of the time of issuance of any such writ or process;
whether or not BORROWER and/or LENDER shall then have been served herewith.

	(4) To dispose of COLLATERAL as allowed by the Uniform Commercial Code, as adopted by the State of LENDER'S office as set forth herein, in any County or place selected by LENDER, at either Private or Public Sale (at which public Sale LENDER may be the purchaser) with or without having the COLLATERAL physically present at said sale.

	(5) To make or have made any repairs deemed necessary or desirable at time of repossession, possession or sale, the cost of which is to be charged against BORROWER.

	(6) To apply the proceeds realized from disposition of the COLLATERAL to satisfy the following items, in the order here listed:

	(a) The cost of reimbursing any person whose interest in the premises is physically damaged by the entry and removal of the COLLATERAL upon the BORROWER'S failure to do so; next to

	(b) The expenses of taking, removing, holding for sale, repairing or otherwise preparing for sale and selling of said COLLATERAL, specifically including the LENDER'S reasonable Attorney's fees (including appellate costs, if any) and both legal and collection expenses; next to

 (c) The expense of liquidating any liens, security interests, attachments or encumbrances superior to the security interests herein created; and finally to

	(d) The unpaid principal and all accumulated interest hereunder and to any other debts owed to LENDER by any signer hereof.

	Any surplus, after the satisfaction of the foregoing items (a) through (d) shall be paid to BORROWER or to any other Party lawfully entitled thereto and known to this LENDER. Further, if proceeds realized from disposition of the COLLATERAL shall fail to satisfy any of the foregoing items (a) through (d), BORROWER shall forthwith pay deficiency balance to LENDER.

	No waivers, amendments or modifications shall be valid unless in writing. Further, this Note shall be governed by and construed under the laws of the State of the LENDER'S office as set forth herein. All terms and expressions contained herein which are defined in Articles 1, 3 or 9 of the Uniform
Commercial Code of the State of the LENDER'S office set forth herein shall have the same meaning herein as is said Article of said Code.

ADDITIONAL PROVISIONS AS TO REAL PROPERTY COLLATERAL

	BORROWER hereby further warrants, covenants and agrees, as follows:

This Note is secured by a Security Instrument and such instrument is Incorporated herein by reference.

BORROWER will discharge all of BORROWER'S duties and obligations as stated in any Security Instrument to LENDER and any other Instrument, including a commitment letter or a loan agreement, if any, evidencing and securing the obligations in this Note.

REMEDIES FOR DEFAULT FOR REAL PROPERTY COLLATERAL

All remedies upon default for real property Collateral encumbered to Lender by the Security Instrument will be determined according to the terms of such Security Instrument.

Schedule A to Promissory Note and Security
Agreement Dated  June 15. 1995
In The amount of $3,000,000.00
Between First Union National Bank of Florida and
General Parcel Service, Inc.

 .ACCOUNTS RECEIVABLE:

All accounts receivable presently. existing and hereafter arising,. Further proceeds and produces thereof.

All accounts receivable, contracts rights, instruments, documents, chattel paper general intangibles and all forms of obligations owing to borrower, whether now or hereafter existing or now owned or hereafter acquired, and all cash and non-cash proceeds thereof and all of borrower's rights to any merchandise which is represented thereby, and all of borrower's title, security and guarantees with respect to each receivable including the right of stoppage in transit.

5 -Winn Dixie Stores, Inc.  Common Stock Certificates Number JCU
9416, JCU 9418,  JCU 9419,  JCU 9420,  JCU 9421 each being
10.000 shares each and r/i/n/o ECD Trust u/a 7/3/80

1311 Shares Winn Dixie Stores, Inc.  Common Stock
Certificate Number WWDA 24432 r/i/n/o ECD Trust u/a 7/3/80

9600 Shares Winn-Dixie Stores, Inc.  Common Stock Certificate
Number JCU 9426  r/i/n/o ECD Trust u/a 7/3/80

765 Shares Winn Dixie Stores, Inc.  Common Stock Certificate
Number WDF 17316  r/i/n/o ECD Trust u/a 7/3/80

51.744	Shares Winn-Dixie Stores, Inc. Common Stock Certificate
Number WDA 23637   r/i/n/o ECD Trust u/a 7/3/80

11.800 Shares Winn Dixie Stores, Inc.  Common Stock Certificate
Number NVDA 23638  		r/i/n/o ECD Trust u/a 7/3/80

PAGE 1 OF I

General Parcel Service, Inc.
BY:  /s/ Wayne N. Nellums
Wayne N. Nellums, V.P. of Finance

Schedule B to Promissory Note and Security Agreement Dated June
15, 1995

In the amount of $3,000,000.00.
Between First Union National Bank of Florida and
General Parcel Service, Inc.


For the Period Commencing June 15, 1995 and ending, June 15.
2000. Borrower shall have the option of selecting the interest rate on advances based on one of the two following options:

The 30 day London Interbank Offering Rate (L.I.B.O.R.) plus 75 basis points. (Definition of L.I.B.O.R. rate will be described on Attachment A); or

First Union National Bank's Prime Rate minus Three-Quarter
(-.75%) percent.

The L.I.B.O.R. rate and Lender's Prime rate options shall be floating daily as that rate may change from time to time. Interest Period available for the L.I.B.O.R. rate and Lender's Prime rate options may be changed monthly commencing July 15, 1995 and may continue to change on the first day of each calendar month thereafter.

Borrower shall provide Bank notice of the rate option selected two (2) business days prior to the first day of the Interest Period. If notice is not received within the required period. advances under the expiring Interest Period shall continue to bear interest at the option previously selected until the next permissible change in interest rate.

For the L.I.B.O.R. rate or Lender's Prime rate option. interest shall be computed on the basis of a year of 360 days and charged for the actual number of days elapsed from the date of the loan advance(s) until paid.

PAGE I OF 1


General Parcel Service, Inc.
BY:  /s/ Wayne N. Nellums
Wayne N. Nellums, V.P. of Finance

"LIBOR-BASED RATE" shall mean a rate per annum (rounded upwards, if necessary, to the next higher I / I 00 of I %) determined pursuant to the following formula:

LIBOR-BASED RATE = LIBOR Base Rate = ***%
                   --------------
        1.00-Eurodollar	Reserve Percentage

1.	"LIBOR Base Rate" shall mean the rate for deposits in United
States dollars for maturity of 30 days which appears on the Telerate Page 3750 at Approximately 11: 00 a.m. London time, two (2) London Business days prior to the effective date of applicable LIBOR-Based Rate. If for any, reason. such rate is not available. then "LIBOR Base Rate" shall mean the rate per annum at which. in the opinion of the Lender, United States
Dollars in the amount of $5.000.000.00 are being offered to leading reference banks for settlement in the London interbank market at approximately 11:00 a.m. London time, two (2) London business days prior to the effective date of the LIBOR-Based
Rate for a maturity of 30 days.

2.	"Eurodollar Reserve Percentage" shall mean. for any day, the percentage (expressed as a decimal and rounded upwards, if necessary, to the next higher 1/100 of 1%) which is in effect, if applicable, for such day as prescribed by the Federal Reserve Board (or successor) for determining the maximum reserve requirement (including without limitation any basic, supplemental or emergency reserves) for Lender in respect of Eurocurrency liabilities or similar category of liabilities.

                                                         Exhibit 10.3
                                                         ------------
OFFICE/INDUSTRIAL	LEASE AGREEMENT

between

KOURY CORPORATION
Landlord

and

GENERAL PARCEL SERVICE, INC.
Tenant

For Premises Located at:
2903/2905 Pacific Avenue

TABLE OF CONTENTS

ARTICLE I - REFERENCE PROVISIONS, PROPERTY, LEASED PREMISES AND
TERM

Section 1.1 - Reference Provisions
Section 1.1(a) - Leased Premises
Section 1.1(b) - Term
Section 1.1(c) - Minimum Annual Rent
Section 1.1(d) - INTENTIONALLY DELETED
Section 1.1(e) - Use
Section 1.1(0 - Area of Leased Premises
Section 1.1(g) - Security Deposit
Section 1.1(h) - Notice Address
Section 1.2 - Commencement Date
Section 1.3 - Acceptance of Leased Premises
Section 1.4 - Quiet Enjoyment

ARTICLE 11 - RENT AND OTHER CHARGES

Section 2.1 - Annual Rents
Section 2.2 - Taxes
Section 2.3 - Common Areas
Section 2.4 - Utilities
Section 2.5 - Tenant's Share of Property Tax and Insurance
Escalations
Section 2.6 - Services

ARTICLE III - UPFIT OF LEASED PREMISES

ARTICLE TV - USE OF LEASED PREMISES

Section 4.1 - Permitted Use of Leased Premises
Section 4.2 - INTENTIONALLY DELETED
Section 4.3 - Additional Covenants of Tenant
Section 4.4 - Signs, Awnings and Canopies

Table of Contents

Lease between KOURY CORPORATION, Landlord and
GENERAL PARCEL SERVICE, INC., Tenant

ARTICLE V - INSURANCE

Section 5.1 - Insurance Required of Tenant
Section 5.2 - Limitation of Landlord's Duty to Rebuild
Section 5.3 - Fire Insurance Rate and Requirements
Section 5.4 - Waiver of Subrogation

ARTICLE VI - REPAIRS AND MAINTENANCE

Section 6.1 - Repairs by Landlord
Section 6.2 - Repairs and Maintenance by Tenant
Section 6.3 - Inspection
Section 6.4 - Obstructions

ARTICLE VII - ADDITIONS AND ALTERATIONS

Section 7.1 - By Landlord
Section 7.2 - By Tenant

ARTICLE VIII - DAMAGE, DESTRUCTION OR CONDEMNATION OF THE LEASED
PREMISES

Section 8.1 - Damage or Destruction
Section 8.2 - Condemnation

ARTICLE IX - INTENTIONALLY DELETED

ARTICLE X - FINANCING

Section 10.1 - Financing
Section 10.2 - Subordination

ARTICLE XI - DEFAULT BY TENANT

Section 11.1 - Default
Section 11.2 - Landlord's Rights on Default
Section 11.3 - Non-Waiver Provisions
Section 11.4 - Inability to Perform
Section 11.5 - Landlord's Expenses, Etc.

ARTICLE XII - OTHER PROVISIONS

Section 12.1 - Definition and -Liability of Landlord
Section 12.2 - Relationship of the Parties
Section 12.3 - Security Deposit
Section 12.4 - Indemnity
Section 12.5 - Damage to Property or Persons
Section 12.6 - Assignment or Subletting
Section 12.7 - Surrender of Premises and Holding Over
Section 12.8 - Lien of Landlord for Rent, Taxes and Other Sums
Section 12.9 - Liens
Section 12.10 - Interest
Section 12.11 - Late Payments
Section 12.12 - Consents

<PAAGE>
Table of Contents

Lease between KOURY CORPORATION, Landlord and
GENERAL PARCEL SERVICE INC., Tenant

Section 12.13 - Waiver of Right of Redemption
Section 12.14 - Notices
Section 12.15 - Broker
Section 12.16 - Short Form Lease
Section 12.17 - Entire and Binding Agreement
Section 12.18 - Provisions Severable
Section 12.19 - Interpretation/Goveming Law
Section 12.20 - Tenant's Financial Information
Section 12.21 - Irrevocable Offer
Section 12.22 - Lease Extension

Exhibit "A"

Exhibit "B"
Guaranty (If applicable)

NOTICE ADDRESS -

TO TENANT:

GENERAL PARCEL SERVICE, INC.
8923 Western Way   .
Jacksonville, FL 32256
Attn.: President

TO LANDLORD:

KOURY CORPORATION
c/o Koury Corporation
400 Four Seasons Town Centre
Greensboro, NC 27407
Attn.:  Vice- Pre sident,
        Commercial Properties

AND:

KOURY CORPORATION
400 Four Seasons Town Centre
Greensboro, NC 27407
Attn.:	General Counsel


[END OF PAGE]

			      OFFICE/INDUSTRLIAL LEASE AGREEMENT


This Lease made and entered into as of the 21st day of December, 1995, by and between KOURY CORPORATION, a North Carolina corporation ("Landlord") and GENERAL PARCEL SERVICE, INC., a

Florida corporation ("Tenant").

ARTICLE I

REFERENCE PROVISIONS, PROPERTY, LEASED PREMISES AND TERM

SECTION 1.1 REFERENCE  PROVISIONS

(a)	LEASED PREMISES (sometimes herein also referred to as the
"Premises") - as designated on EXHIBIT A annexed hereto and made a part hereof, and containing approximately 4,733 square feet. The Leased Premises are located at 2903/2905 Pacific Avenue in the City of Greensboro, County of Guilford, State of North
Carolina.   The building in which the Leased Premises are
located is sometimes referred to herein as the "Building". The Building, together with walkways, driveways, parking areas, landscaped areas, other buildings and improvements and other appurtenances thereto, and the land upon which same are situated, are hereinafter sometimes collectively referred to as the 'Property'.

(b)	TERM - shall be for a period of two (2) years (hereinafter
sometimes referred to as the "Primary Term") commencing as provided in Section 1.2. If the Term commences on a day other than the first day of the month, then the Primary Term shall be extended by the number of days remaining in such fractional month.

(c)	MINIMUM ANNUAL RENT TWENTY-THREE THOUSAND SIX HUNDRED
SIXTY-FIVE AND No/100 DOLLARS ($23,665.00) payable in equal monthly installments of ONE THOUSAND NINE HUNDRED SEVENTY-TWO
AND 08/100 DOLLARS ($1,972.08).

(d)	INTENTIONALLY DELETED

(e)	USE - General office and storage uses and for no other
purpose whatsoever.

(f) AREA OF LEASED PREMISES - The Leased Premises shall extend to the centerline of exterior walls or to the Building line where there is no wall, or the center line of those walls separating said Premises from other areas of the Building, but reserving and excepting to Landlord the right to install, maintain, use, repair and replace pipes, ductwork, conduits, utility lines and wires through hung ceiling space, column space, and partitions, within any interior or exterior walls of the Premises and in or beneath the floor slab or above or below the Leased Premises or other parts of the Building, except that Landlord shall make reasonable efforts not to interfere with or interrupt the business operations of Tenant within the Leased Premises. The square footage (leasable area) of the Ieased Premises is determined by measurement from the outside of exterior walls to the center of demising walls, and adding thereto the square footage (if any) of all covered loading areas constituting a construction inset to the rear exterior wall of the Leased Premises.

(g) SECURITY DEPOSIT - TWO THOUSAND AND No/100 DOLLARS
($2,000.00) to be paid by tenant to Landlord upon delivery by Landlord of a fully executed copy of this Lease to Tenant.

SECTION 1.2 COMMENCEMENT DATE. (a) Landlord hereby leases to Tenant and Tenant rents from Landlord the Leased Premises described in Section 1.1 (a). The Term [as described in Section
1.1 (b)] shall commence on the day Landlord tenders possession of the Leased Premises to Tenant (the 'Commencement Date") which is intended to be January 1, 1996 or such later date as occurs ten (10) days following the full execution of this Lease by Landlord and Tenant (the 'target Commencement Date"). Provided that such entry does not interfere with Landlord's general construction work upon the Property and/or Landlord's work to be done, if any, in preparing the Leased Premises for Tenant's occupancy, and further provided that the Premises shall then have been vacated and surrendered by any current tenant thereof, Tenant, its agents, employees, and contractors, shall have the right to enter the Leased Premises prior to the tender of possession for the purpose of taking measurements and obtaining other information required in connection with Tenant's prospective occupancy thereof. Any access by Tenant to the Leased Premises prior to the Commencement Date shall be upon all of the terms, covenants and conditions of this Lease except for the payment of rent and other charges. Tender of possession shall be deemed to have occurred when Landlord has substantially completed Landlord's Work, if any, required by EXHIBIT B annexed hereto and made a part hereof, or such other date as Landlord notifies Tenant in writing.

(b)	If Landlord cannot for any reason tender possession of the
Leased Premises to Tenant in the condition required hereunder upon the target Commencement Date, this Lease shall not be void or voidable, nor shall Landlord be liable to Tenant for any loss, damages or cost to Tenant resulting therefrom; yet, in such an event, there shall be an abatement of all rent due prior to tender of possession to Tenant. If possession is not tendered to Tenant within sixty (60) days following the target Commencement Date (unless such delay is attributable to action or inaction of Tenant or persons under its control), Tenant may then terminate this Lease by written notice to Landlord received within ten (10) days following the expiration of such 60-day period. Landlord shall have the right to terminate the Lease if the Commencement Date is delayed more than sixty (60) days beyond the target Commencement Date due to action or inaction of Tenant, its agents, contractors or employees. Tenant agrees to any reasonable substitution of construction materials if unavailability of the materials specified in the upfit plans and specifications for the Leased Premises would delay the Commencement Date by more than fifteen (15) days.

SECTION 1.3 ACCEPTANCE OF LEASED PREMISES. As often as may be requested by Landlord, Tenant shall promptly and without cost to Landlord execute, acknowledge and deliver to Landlord and/or Landlord's designee a written acceptance or estoppel certificate with respect to the Leased Premises in form and substance acceptable to Landlord. Tenant's occupancy of any portion of the Leased Premises shall be deemed acceptance of all of Landlord's work, if any, required to be performed in accordance with EXHIBIT B.

SECTION 1.4 QUIET ENJOYMENT. Tenant, upon paying the rents herein reserved and performing and observing all of the other terms, covenants and conditions of this Lease on Tenant's part to be performed and observed, shall peaceably and quietly have, hold and enjoy the Leased Premises during the Term, subject, nevertheless, to the terms of this Lease and to any mortgages, ground or underlying leases, agreements and encumbrances, to which this Lease is or shall become subordinate.

ARTICLE II

RENT AND OTHER CHARGES

SECTION 2.1 ANNUAL RENTS. Tenant shall pay to Landlord, without previous demand therefor and without any setoff or deduction whatsoever, (i) the Minimum Annual Rent provided in Section 1.1
(c), payable in equal monthly installments, in advance, on the first day of each calendar month throughout the Term, and (H) all, other amounts of Rent payable by Tenant as and when due hereunder. 'Rent' herein means the Minimum Annual Rent together with all other financial obligations of Tenant under this Lease which are herein sometimes described as "additional rent'. If the Term commences on a date other than the first day of the month, Tenant shall pay Landlord on the first day of the Term, a pro-rata portion of such Minimum Annual Rent, calculated on the basis of a thirty (30) day calendar month.

Page 6



SECTION 2.2 TAXES. Tenant shall pay promptly when due (or make reimbursement to Landlord for) all taxes imposed upon Tenant's lease and business operations, including, without limitation, all sales taxes, use taxes, value added taxes, and all taxes assessed upon the personal property of Tenant.



SECTION 2.3 COMMON AREAS. All common areas and other common facilities (herein collectively called 'common areas') made available by Landlord on or about the Property shall be subject to the exclusive control and management of Landlord, expressly reserving to Landlord, without limitation, the right to erect any structures, freestanding buildings, additional stories to buildings, or other improvements on or within the Property. Common areas (as currently existing or as the same may be enlarged or reduced at any time hereafter) shall mean all areas, space, facilities, equipment, signs and special services from time to time made available by Landlord for the common and joint use and benefit of Landlord and tenants of the Property, and their respective employees, agents, subtenants, concessionaires, licensees, customers and invitees, which may include without limitation (but shall not be deemed a representation as to their availability), the sidewalks, parking areas, access roads, driveways, landscaped areas, truck serviceways, loading docks, pedestrian walkways (enclosed or open), courts, stairs, ramps, postal areas and vending areas. Landlord hereby expressly reserves the right from time to time, to construct, maintain and operate lighting and other facilities, equipment and signs on all of said common areas; to police the same; to change the area, level, location and arrangement of the parking areas and other facilities forming a part of said common areas; to build multi-story parking facilities; to restrict parking by tenants and other occupants of the Property and their employees, agents, subtenants, concessionaires and licensees; to close temporarily all or any portion of the common areas for the purpose of making repairs or changes thereto and to discourage non-customer parking; to establish, modify and enforce reasonable rules and regulations with respect to the common areas and the use to be made thereof; and to grant individual tenants and/or licensees the right to conduct business in the common areas. Landlord shall operate, manage, equip, light and maintain the common areas in such manner as Landlord may from time to time reasonably determine, and Landlord shall have the right and exclusive authority to employ and discharge all personnel with respect thereto. Tenant is hereby given a non-exclusive license to use, during the Term, the common areas of the Property provided for the benefit of tenants of the Building as they may now or at any time during the Term exist, provided, however, that if the size, location or arrangement of such common areas or the type of facilities at any time forming a part thereof be changed or diminished, (or if any such areas shall be withdrawn) Landlord shall not be subject to any liability therefor, nor shall Tenant be entitled to any compensation or diminution or abatement of rent therefor, nor shall such change or diminution of such areas be deemed a constructive or actual eviction. Landlord reserves the right to grant to third persons (or to the public in general) the nonexclusive right to cross over and use in common with Landlord and all tenants of the Property the common areas as designated from time to time by Landlord.

SECTION 2.4 UTILITIES. Tenant shall pay monthly as additional rent the amount of Twenty and No/100 Dollars ($20.00) for water and sewer services provided to the Leased Premises. Tenant shall arrange for and pay all charges (promptly as and when due) for all other utilities necessary to be provided to the Leased Premises, including all taxes, user fees and other charges related to such utilities. Landlord shall not be responsible for any interruption of any nature whatsoever in utility services for the Leased Premises.

SECTION 2.5 TENANT'S SHARE OF OPERATING EXPENSE ESCALATIONS. In addition to all other amounts payable by Tenant hereunder, Tenant shall also pay to Landlord as additional rent, Tenant's pro-rata share of all increases (but not more than five percent (5%) per calendar year determined upon a cumulative and compounded basis) in the aggregate of (a) real estate taxes applicable to the Property (b) the cost of insuring the Property, and (c) all expenses incurred by Landlord in connection with the common areas of the Property, including but not limited to costs of maintaining, operating, servicing, repairing, managing and providing utility services for all areas of the Property not consisting of lease space occupied by Tenants of the Property, over the base year cost of such taxes, insurance, and common area expenses. The 'base year" for purposes of the foregoing sentence shall be the calendar year during which the Term of this Lease commences. Tenant's share of such excess (escalations) shall be based upon the ratio of the total number of square feet of leasable area within the Leased Premises to the total leasable area of the Property. Landlord shall provide a detailed accounting of all such expenses at the end of each calendar year, and Tenant shall pay to Landlord such additional rent each year within thirty (30) days following Landlord's billing therefor. The term 'real estate taxes" shall mean all taxes and assessments (special or otherwise) levied or assessed directly or indirectly against the land, buildings and improvements as the same may be enlarged or reduced from time to time, and other taxes arising out of the use and/or occupancy of the Property imposed by federal state, or local governmental authority and any other taxing authority having jurisdiction over the Property, including expenses directly incurred by Landlord in contesting the validity of, in seeking a reduction in, or in seekingto prevent an increase in any such taxes) or assessment(s), but shall exclude franchise and income taxes personal in nature to Landlord.

SECTION 2.6 SERVICES. Provided Tenant is not in default under any of the terms, covenants and conditions of this Lease, Landlord exclusively shall furnish and supply-

(a)	Heating and air conditioning equipment for all office areas
having a capacity necessary to provide a temperature condition between 68 degrees and 78 degrees Fahrenheit daily under normal
business operations.   Whenever machines or equipment are used
in the Premises which adversely affect the temperature otherwise maintained by the heating and air conditioning system, Landlord reserves the right at its option, either to require Tenant to discontinue use of such machines or equipment or to install appropriate supplementary equipment in the Premises to reduce or offset such effect, and the cost of such equipment and installation shall be paid by Tenant to Landlord promptly on being billed therefor. The warehouse space (if any) contained within the Leased Premises shall contain heating equipment and adequate ventilation but not air cooling equipment (unless same is currently serving such portion of the Leased Premises).

(b)	Conduits for electric current reasonable in Landlord's
judgment for normal lighting and fractional horsepower office machines will be supplied through conventional wall or floor outlets. If Tenant desires to use any equipment, such as data processing equipment or any other computer equipment or terminals, apparatus or device which will cause the amount of electricity furnished or supplied to the Premises to exceed the amount of electricity usually furnished to such space, Tenant may do so provided, however, (i) that Tenant obtain prior written consent of Landlord, and (ii) all additional cost and expense (whether of a capital or operating nature) of such additional electrical usage shall be borne by Tenant.

(c)	Water at those points of supply provided for general use of
tenants in the Property drawn through fixtures provided by Landlord, and/or additional equipment installed by Tenant at Tenant's risk and expense and with Landlord's written consent.

(d)	Tenant shall provide at its expense all janitorial services
for the Leased Premises.

(e)	Landlord shall provide in parking areas reasonably
accessible to the Building such number of parking spaces as is required by applicable code provisions of the locality in which the Property is located. If Landlord designates any portion of such areas as employee parking or restricts any areas to the use of customers of tenants of the Property, Tenant agrees to abideby such parking regulations and to provide assistance to Landlord's enforcement of same.

(f) Garbage collection services by such method and in such manner as deemed reasonable by Landlord.

ARTICLE III

UPFIT OF LEASED PREMISES

The Leased Premises shall be constructed (upfit) or refurbished by Landlord and/or Tenant in accordance with the provisions of EXHIBIT B annexed hereto and made a part hereof

ARTICLE IV

USE OF LEASED PREMISES

SECTION 4.1 PERMITTED USE OF LEASED PREMISES. Tenant agrees to use the Leased Premises only for the permitted uses set forth in
Section 1.1(e) above. Additionally, Tenant covenants that the Leased Premises shall during the Term of this Lease, be used only and exclusively for lawful and moral purposes, and no part of the Leased Premises or improvements thereto shall be used in any manner whatsoever for any purposes in violation of the laws, ordinances, regulations, or orders of the United States, or of the State, County, and/or City where the Leased Premises are located. Tenant shall comply with all such laws, ordinances, regulations, or orders now in effect or hereafter enacted or passed during the Term of this Lease insofar as Tenant's business, the Leased Premises and any signs of the Tenant are concerned, including, but not limited to zoning ordinances, building codes and fire codes, and shall make at Tenant's own cost and expense all additions and alterations to the Leased Premises ordered or required by such authorities, whether in order to meet the special needs of Tenant, or by reason of the occupancy of Tenant, or otherwise.

SECTION 4.2 INTENTIONALLY DELETED.

SECTION 4.3 ADDITIONAL COVENANTS OF TENANT. Tenant's use of the Leased Premises and the common areas shall be subject at all times during the Term to reasonable rules and regulations adopted by Landlord (not in conflict with any of the express provisions hereof governing the use of the parking areas, driveways, passageways, signs, exteriors of buildings, fighting and other matters affecting tenants in and the general management and appearance of the Property. Tenant agrees to comply with all such rules and regulations without delay upon notice to Tenant from Landlord. Tenant further expressly agrees as follows:

(a)	All deliveries to or from the Leased Premises shall be done
only at such times, in the areas and through the entrances designated for such purposes by Landlord. AU garbage and refuse shall be kept inside the Leased Premises or placed outside the Leased Premises for collection in the containers specified by Landlord.

(b)	No radio or television aerial or other device shall be
erected on the roof or exterior walls of the Leased Premises or the Building in which the Leased Premises are located or elsewhere upon the Property without first obtaining in each instance the Landlord's prior consent in writing. Any aerial or device installed without such written consent shall be subject to removal at Tenant's expense without notice at any time. No loud speakers, televisions, phonographs, radios, tape players or other devices shall be used in a manner so as to be heard or seen outside of the Leased Premises without the prior written consent of Landlord, nor shall Tenant solicit business in any manner in the common areas of the Property.

(c)	The plumbing facilities shall not be used for any other
purpose than that for which they are constructed, no foreign substance of any kind shall be deposited therein, and the expense of any breakage, stoppage, or damage resulting from a violation of this provision shall be borne by Tenant.

(d) Tenant shall not burn any trash or garbage of any kind in the Leased Premises or upon the Property.

(e)	Tenant shall take no action which would violate Landlord's
contracts, if any, affecting the Property, nor create any work stoppage, picketing, labor disruption or dispute, or any interference with the business of Landlord or any other tenant or occupant of the Property or with the rights and privileges of any customer or other person lawfully upon the Property, nor shall Tenant cause any impairment or reduction of the goodwill of the Property in any manner.

(f) Tenant shall pay before delinquency all license or permit fees and charges of a similar nature for the conduct of any business in the Leased Premises.

(g)	Tenant shall not perform any act or carry on any practice
which may damage, mar or deface the Leased Premises or any other part of the Property. Tenant shall not place a load on any floor in the interior of the Leased Premises, or in any area of the Property, exceeding the floor load which such floor was designed to carry, nor shall Tenant install operate or maintain therein any heavy item or equipment except in such manner as to achieve a proper distribution of weight. Tenant shall not install operate or maintain in the Leased Premises or any other area of the Property any electrical equipment which would overload the electrical system or any part thereof beyond its normal capacity for proper and safe operation.

(h)	Tenant shall not suffer, allow or permit any vibration,
noise, light, odor or other effect to emanate from the Leased Premises or from any machine or other installation therein, or otherwise suffer, allow or permit the same to constitute a nuisance or otherwise interfere with the safety, comfort and convenience of Landlord or any of the other occupants of the Property or their customers, agents, or invitees or any others lawfully in or upon the Property.

(i) Tenant shall not store, display, store or distribute any alcoholic beverages or any dangerous materials (including specifically without limitation fireworks) unless specifically permitted in this Lease.

(j)	Tenant shall not use or occupy the Leased Premises or do or
permit anything to be done therein in any manner which shall prevent Landlord and/or Tenant from obtaining at standard rates any insurance required or desired, or which would invalid ,ate or increase the cost to Landlord of any existing insurance, or which might cause structural injury to any building, or which would constitute a public or private nuisance or which would violate any present or future laws, regulation, ordinances or requirements (ordinary or extraordinary, foreseen or unforeseen) of the federal, state or municipal governments, or of any department, subdivisions, bureaus or offices thereof, or of any other governmental public or quasi-public authorities now existing or hereinafter created having jurisdiction over the Leased Premises or the Property of which they form a part, specifically including, but not limited to, all environmental laws, regulations, ordinances or requirements concerning hazardous waste or substances.

(k)	The common areas shall not be obstructed or encumbered by
Tenant or used for any purpose other than ingress and egress to and from the Premises. No awnings or other projections shall be attached to the outside walls of the Building without the prior written consent of the Landlord. No curtains, blinds, shades, or screens shah be attached or hung in, or used in connection with, any window or door without the prior written consent of the Landlord. The skylights, windows, and doors that reflect or admit light and air into the Leased Premises shall not be covered or obstructed by Tenant, nor shall any articles be placed on the window sills of the Leased Premises.

(1)	Landlord agrees to furnish to Tenant, free of charge, two
(2) keys to each door entering the Leased Premises, and additional keys will be furnished at a charge by Landlord of $5.00 per key after a delivery of an order for said keys signed by Tenant or Tenant's authorized representative. All keys shall remain the property of Landlord. No additional locks shall be allowed on any door of the Leased Premises nor on the Property, and Tenant shall not make or permit to be made any duplicate keys, except those furnished by Landlord. Upon termination of this Lease, Tenant shall surrender to Landlord all keys which Tenant obtained hereunder. Landlord shall have the right to constantly have pass keys to the Premises in order to fulfill the obligations and enforce the rights of Landlord hereunder.

(m)	Landlord shall have the right (in the reasonable discretion
of Landlord) to prohibit any adv(mertising by Tenant which tends to impair the reputation of the Property, and upon written notice from Landlord, Tenant shall immediately refrain from or discontinue all such advertising. Canvassing, soliciting and peddling upon the Property is prohibited, and Tenant shall cooperate to prevent the same. Tenant shall not use the name of the Property for any purpose other than as the address of the business to be conducted by the Tenant in the Premises.

(n)	Landlord reserves the right to exclude from the Property at
any time other than normal business hours all persons who do not present identification acceptable to Landlord or its agents; but Landlord shall not in any event be responsible for death or injury to person or loss or damage to property of Tenant, or of any guest, visitor, licensee, invitee, or other user of the Property.

(o)	Nothing contained in this Lease shall be construed to
exclude or prohibit Landlord from using or leasing any offices, facilities, or other space in the Property, or any part or portion thereof, or any other property owned or controlled by Landlord, for any lawful purpose, although in direct competition with Tenant. At any reasonable time during the Term hereof, Landlord shall have the right to advertise, display, and show the Premises to prospective tenants, lenders, insurance agents, prospective purchasers, or others. Landlord may exhibit the Premises to prospective tenants and decorate, remodel, repair, alter or otherwise prepare the Premises for re-occupancy (so long as such actions do not unreasonably interfere with the conduct of Tenant's business within the Premises) without any rent abatement, and may display signs on the Premises and/or the Property offering the Premises or any other part of the Property (or any adjacent property) for sale or lease in the sole discretion of Landlord.

(p)	Tenant shall not (either with or without negligence) cause
or permit the escape, disposal or release of any biologically or chemically active or other hazardous substances or materials. Tenant shall not allow the storage or use of such substances or materials in any manner except as explicitly sanctioned by applicable law and by the highest standards prevailing in the industry for the storage and use of such substances or materials. Tenant shall not allow to be brought onto or within the Property any hazardous materials or substances except to use in the ordinary course of Tenant's business, and then only after
(i) written notice is given to Landlord of the identity of such substances or materials and (ii) approval by Landlord of the precautions to be taken in connection therewith. Without limitation, hazardous substances and materials shall include those described in any applicable federal state or local laws and the re rations adopted thereunder. If any lender or governmental agency shall ever require testing by Landlord to ascertain whether or not there has been any release of hazardous materials by Tenant, then the reasonable cost thereof shall be reimbursed by Tenant to Landlord upon determination that any hazardous materials were stored, used or released by Tenant
within the Leased Premises or upon the Property.   Tenant shall
execute affidavits, representations and the like from time to time at Landlord's request concerning Tenant's best knowledge and belief regarding the presence of hazardous substances or materials on or within the Property and respecting Tenant's compliance with the provisions of this Lease. In all events, Tenant shall indemnify and hold harmless Landlord, its successors and assigns from any cost or liability resulting (directly or indirectly) from the storage, use or release of any hazardous materials on or within the Property occurring during the Term of this Lease or any later time while Tenant is in possession of the Leased Premises, or elsewhere if caused by Tenant or persons acting under Tenant, regardless of whether any such actions were taken with the consent of Landlord, and such covenants shall survive the expiration or earlier termination of the Lease Term.

SECTION 4.4 SIGNS, AWNINGS AND CANOPIES. Tenant may erect and maintain only such signage as Landlord may approve in writing. If a signage criteria is attached as an exhibit to this Lease, the provisions therein contained shall be deemed controlling as to the matters addressed therein, and same shall be deemed incorporated herein by this reference thereto. Tenant shall submit to Landlord detailed drawings of any such sign for review and approval by Landlord in its sole discretion prior to
erecting any said sign on the Leased Premises.   Tenant shall
keep insured and maintain any such sign in good condition,
repair and operating order at all times.   If any damage is done
to Tenant's sign, Tenant shall commence to repair same within five (5) days or Landlord may at its option repair same at Tenant's expense. Tenant shall not place or permit to be placed or maintained on any door, exterior wall, window, or beyond the lease line of the Leased Premises, any awning, or canopy or advertising matter or other thing of any kind, and shall not place or maintain any decoration, lettering or advertising matter on the glass of any window or door of the Leased Premises
without first obtaining Landlord's written consent.   Landlord
may erect and maintain such suitable signs as in its sole discretion may deem appropriate on the Property and/or Leased Premises.

ARTICLE V

INSURANCE

SECTION 5.1 INSURANCE REQUIRED OF TENANT. (a) Tenant shall obtain and provide at its sole expense, on or before the earlier of the Commencement Date or Tenant's entering the Leased
Premises for any purpose, and keep in force at all times thereafter, the following insurance coverages with respect to the Leased Premises:

(i)	Commercial General Liability Insurance, with contractual
liability endorsement, relating to the Leased Premises and its appurtenances and all of Tenant's business operations related thereto on an occurrence basis with a minimum single limit of One Million Dollars ($1,000,000.00).

(ii)	Fire and Lightning, Extended Coverage, Vandalism and
Malicious Mischief and Flood (if required by Landlord, any
mortgagee or governmental authority) Insurance in an amount
adequate to cover the replacement cost of all	personal property,
decorations, trade fixtures, furnishings, equipment, and all contents at any time located at the Leased Premises.

(iii) Business interruption insurance covering those risks referred to in Section 5.1 (ii) in an amount not less than one hundred fifty percent (150%) of all Rents payable under this Lease for a period of twelve (12) months commencing with the date of any covered casualty resulting in a loss of business or profits, loss of possession of the Leased Premises by Tenant, and any other loss, damages and expenses of Tenant.

(iv)	Workmen's Compensation Insurance covering all persons
employed, directly or indirectly, in connection with any work performed by Tenant or any repair or alteration authorized by this Lease or consented to by Landlord, and all employees and agents of Tenant with respect to whom death or bodily injury claims could be asserted against Landlord or Tenant, as required by the law of the state where the Leased Premises are located.

(v) Such other insurance as may be carried on the Leased Premises and Tenant's operation thereof, as may be determined necessary or advisable by any mortgagee of the Property.

(b)	Before undertaking any alterations, additions, improvements
or construction, Tenant shall obtain at its expense a public liability policy insuring Tenant and Landlord against any liability which may arise on account of such proposed alterations, additions, improvements or construction on an occurrence basis with the minimum limits set forth in this
Section 5.1.

(c)	All of the aforesaid insurance except the Workmen's
Compensation insurance required by subparagraph (a) (iv) above shall be written in the name of Landlord (and any designee(s) of Landlord) and Tenant and shall be written by one or more responsible insurance companies satisfactory to Landlord and in form satisfactory to Landlord; all such insurance may be carried under a blanket policy covering the Leased Premises and any other of Tenant's business locations. All such insurance shall contain endorsements that: such insurance may not be canceled or amended with respect to Landlord (or its designees) except upon ten (10) days' prior written notice to Landlord (and any such designees) by the insurance company-, Tenant shall be solely responsible for payment of premiums and that Landlord (or its designees) shall not be required to pay any premium for such insurance. In the event of payment of any loss covered by such policy, Landlord (or its designees) shall be paid first by the insurance company for Landlord's loss. The minimum limits of the commercial general liability policy of insurance shall in no way limit or diminish Tenant's liability hereunder or impose any liability upon Landlord with respect to any loss in excess of such limits. Tenant shall deliver to Landlord at least fifteen
(15) days prior to the time such insurance is first required to be carried by Tenant, and thereafter at least fifteen (15) days prior to the expiration of such policy, either a duplicate original or a certificate of insurance on all policies procured by Tenant in compliance with its obligations hereunder, together with evidence satisfactory to Landlord of the payment of the premium therefor. If Tenant fails to obtain and provide any or all of the aforesaid insurance, then Landlord may, but shall not be required to, purchase such insurance on behalf of Landlord and/or Tenant and add the cost of such insurance as additional rent payable with the next installment of Minimum Annual Rent.

(d)	The minimum limits of the commercial general liability
policy of insurance shall be subject to increase at any time, and from time to time (but not more frequently than once in any calendar year), after the commencement of the second (2nd) full year of the Term if Landlord shall deem same necessary for adequate protection. Within thirty (30) days after request therefor by Landlord, Tenant shall furnish Landlord with evidence of Tenant's compliance with such request.

SECTION 5.2 LIMITATION OF LANDLORD'S DUTY TO REBUILD. If Tenant shall fail to comply with any of the foregoing provisions of this Article V, then in addition to any other rights or remedies reserved by Landlord under this Lease, Landlord's obligations under Article VIII of this Lease to repair, replace and/or rebuild the Leased Premises, shall be further limited to the repair and/or reconstruction of the Leased Premises to the condition existing at the time of execution of this Lease, and Tenant shall be responsible for such other work necessary to restore without delay the Leased Premises to the condition acting at the time of the casualty or other occurrence necessitating such repairs and/or rebuilding.

SECTION 5.3 FIRE INSURANCE RATE AND REQUIREMENTS.

(a) Tenant agrees, at its own cost and expense, to comply with all of the rules and regulations of the applicable fire insurance rating organization, Landlord's insurer and any governmental agency having jurisdiction over the Property. If, at any time and from time to time, as a result of or in connection with any failure by Tenant to comply with the foregoing sentence or any act of omission or commission by Tenant, its employees, agents, contractors or licensees, or as a result of or in connection with the use to which the Leased Premises are put (notwithstanding that such use may be for the purposes herein permitted or that such use may have been consented to by Landlord), the fire insurance rate(s) applicable to the Leased Premises, or the Building in which same are located, or to any other premise in said Building, or to any adjacent property owned or controlled by Landlord or an affiliate of Landlord, and/or to the contents in any or all of the aforesaid properties shall be higher than the standard rates applicable to such type of property, Tenant agrees that it will pay to Landlord, on demand, as additional rent, such portion of the premiums for all fire insurance and/or other casualty insurance policies in force with respect to the aforesaid properties (including rent insurance relating thereto) and the contents of any occupant thereof as shall be attributable to such higher rate(s).

(b) If gas is used in the leased Premises, Tenant shall install at its expense gas cut-off devices (manual and automatic) prior to Tenant's use or occupancy of the Leased Premises. Except as currently serving the Premises, no gas shall be used by Tenant within the Premises without the prior written consent of Landlord.

SECTION 5.4 WAIVER OF SUBROGATION. Landlord shall not be liable for any damage by fire or any other event includable in the coverage afforded to Tenant by a standard form of fire insurance policy with extended coverage endorsement attached (whether or not such coverage is in effect) no matter how caused, it being understood that Tenant will look solely to its insurer for reimbursement.

ARTICLE VI

REPAIRS AND MAINTENANCE

SECTION 6.1 REPAIRS BY LANDLORD. Within a reasonable period of time after receipt of written notice from Tenant, Landlord will make necessary repairs (excluding such repairs for which Tenant is responsible under this Lease) to the roof, foundation, HVAC system as required by Landlord under Section 6.2 below and structural integrity and exterior surfaces of exterior and supporting walls of the Leased Premises and to the sidewalks, parking areas, curbs and other common areas of the Property. Landlord shall not be required to make any repairs whatsoever where same were made necessary by any act, omission and/or negligence of Tenant, any subtenant or concessionaire, or by their respective employees, agents, invitees, licensees, visitors or contractors, or by fire or other casualty or condemnation except as provided in ARTICLE VIII hereunder.

SECTION 6.2 REPAIRS AND MAINTENANCE BY TENANT. Except as otherwise specifically required of Landlord in Section 6.1 above or as required under the last sentence of this Section 6.2, Tenant agrees, at its own cost and expense to keep and maintain the Leased Premises in good condition and repair and shall surrender same to Landlord in such condition. The repair and maintenance obligations of Tenant under this Lease shall include without limitation all electrical fixtures, conduit and equipment, plumbing equipment, pipes and fixtures, ceilings, interior walls and the interior surfaces of all exterior walls, signage, floor coverings, doors, windows and window treatments, hardware, machinery, and other equipment located within or serving the Leased Premises, whether same shall be the property of Landlord or Tenant. If either (a) Tenant does not maintain and repair the Leased Premises as required hereunder to the reasonable satisfaction of Landlord, or (b) Landlord determines that emergency repairs are needed, then Landlord may make such repairs without liability to Tenant, and Tenant shall immediately reimburse Landlord for the cost thereof Respecting the HVAC system(s) serving the Leased Premises, Tenant shall enter into, and keep in force at Tenant's expense, a preventive maintenance contract covering the heating, ventilation and air conditioning equipment with a contractor approved by Landlord. Tenant shall be responsible for all repairs to the HVAC equipment except as provided below. Landlord shall be responsible for any major repairs to such equipment exceeding a cost of more than $350.00 if (i) such repair is not due to the failure of Tenant to properly maintain such equipment or due to any negligent act or willful misconduct of Tenant, its agents, employees, contractors, or invitees, and (ii) the need for such repair is reported by Tenant to Landlord in writing (or verbally followed by prompt written notice) on a timely basis (prior to contracting with any contractor for repairs that Landlord shall be responsible).

SECTION 6.3 INSPECTION. Landlord or its representatives shall have the right to enter the Leased Premises during any business day (and in emergency at all times) during the Lease Term.

SECTION 6.4 OBSTRUCTIONS. Tenant agrees to keep its loading facilities, if any, and the walkway areas immediately adjoining the Leased Premises free from trash, litter or obstructions, and to keep said outside sidewalk area immediately adjoining the Leased Premises free from ice and snow.

ARTICLE VII

ADDITIONS AND ALTERATIONS

SECTION 7.1 BY LANDLORD. In the event Landlord shall hereinafter determine in its sole discretion during the Term to alter in any manner the buildings, common areas or any appurtenance to the Property (or any portions thereof as designated by Landlord) as said Property may be enlarged or reduced at the sole option of Landlord by addition to the Property of land and/or buildings or by the diminution thereof, or to take any such action with respect to any adjacent property owned or managed by Landlord, Tenant hereby consents thereto and the performance of work necessary to effect the same and any reasonable inconvenience caused thereby. The design, materials and performance of necessary work therefor shall be in the sole unrestricted discretion of Landlord.

SECTION 7.2 BY TENANT. Tenant shall not alter the Leased Premises or any part of the Property in any manner except with Landlord's prior written consent and in all respects in full compliance with the provisions of EXHIBIT B which is fully incorporated herein by reference.

ARTICLE VIII

DAMAGE, DESTRUCTION OR CONDEMNATION OF THE LEASED PREMISES

SECTION 8.1 DAMAGE OR DESTRUCTION. (a) If all or any part of the Leased Premises shall be damaged or destroyed by fire or other casualty under the standard fire insurance policy with approved standard extended coverage endorsement applicable to the Leased Premises, Landlord shall, except as otherwise provided herein, repair and/or rebuild the same with reasonable diligence, but Landlord's obligation hereunder shall be limited to the restoration of the Leased Premises to the condition existing as of the date of this Lease plus performance of Landlord's work, if any, in accordance with EXHIBIT B hereof Landlord shall not be obligated to commence such repairs and/or rebuilding until insurance proceeds are released to Landlord. Landlord's obligation hereunder shall be further limited (i) to the proceeds received and retained by Landlord under its insurance policy which are allocable to the Leased Premises, and (ii) by rights of landlord's mortgagee with respect to the Property. Should Tenant have notified Landlord in writing of the permanent leasehold improvements and betterments installed by Tenant in the completed Leased Premises (whether same have been paid for entirely or partially by Tenant) and should such notice request that Landlord's casualty insurance coverage be extended to such items and accurately state the full insurable value of such permanent leasehold improvements and betterments and should Tenant have reimbursed Landlord, upon demand, for the cost of the inclusion of the amount of such permanent leasehold improvements and betterments in Landlord's insurance coverage, then and in those events, and subject to the foregoing provisions of this subsection and other applicable provisions of this Lease, Landlord shall repair and/or rebuild the Leased Premises to a condition comparable to that existing prior to such damage or destruction. Nothing hereinabove contained shall impose upon Landlord any liability or responsibility to repair, rebuild or replace any personal property belonging to Tenant.
If there should be a substantial interference with the operation of Tenant's business in the Leased Premises as a result of damage or destruction to the Premises which requires Tenant to temporarily close its business to the public for a longer duration than five (5) business days, the Minimum Annual Rent and other sums payable hereunder shall abate during such period that Tenant is forced to close its business at the Leased Premises, but only to the extent of the proceeds actually received by Landlord under any policy of rent insurance. Unless this Lease is terminated by Landlord as hereinafter provided, Tenant shall repair, redecorate and refixture the Leased Premises and restock the contents thereof in a manner and to at least a condition equal to that existing prior to its destruction or casualty, and the proceeds of all insurance carried by Tenant on its personal property, decorations, trade fixtures, furnishings, equipment and contents in the Leased Premises shall be held in trust by Tenant for such purposes. Tenant agrees to exercise reasonable diligence to resume full business operations in the Leased Premises as soon as practicable unless this Lease is terminated by Landlord, as hereinafter provided.

(b)	Notwithstanding anything else to the contrary contained in
this Section 8.1 or elsewhere in this Lease, Landlord, at its option, may terminate this Lease upon notice to Tenant given within one hundred eighty (180) days after the occurrence of any of the following:

(i) The Leased Premises and/or Building in which the Leased Premises are located shall be damaged or destroyed as a result of an occurrence which is not covered by Landlord's insurance; or

(ii)	 The Leased Premises and/or Building in which the Leased Premises are located shall be damaged or destroyed and the cost to repair the same shall amount to more than twenty-rive percent (25%) of the cost of replacement (excluding land value) thereof; or

(iii) The Leased Premises shall be damaged or destroyed during the last eighteen (18) months of the Term or any extended Term of this Lease; or

(iv)	   Any or all of the buildings or common areas
of the Property are damaged (whether or not the Leased Premises are damaged) to such an extent that, in the sole judgment of Landlord, the Property cannot be operated as an economically viable unit.

(c)	Except to the extent specifically provided for in this
Lease, none of the Minimum Annual Rent and other sums payable by Tenant, nor any of Tenant's other obligations under any provisions of this Lease, shall be affected by any damage to or destruction of the Leased Premises by any cause whatsoever, and Tenant hereby specifically waives all other rights it might otherwise have under any law or statute.

(d)	The term "cost of replacement" as used in Paragraph (b)(ii)
above shall be determined by the company or companies selected by Landlord insuring L-andlord against the casualty in question, or if there shall be no insurance, then as the parties hereto shall agree, or in the absence of an insurance company determination or an agreement, as shall be determined by an independent appraiser familiar with construction methods and costs in the locality in which the Premises are located.

(e)	Tenant shall give to Landlord and to all mortgagee of record prompt written notice of any damage to or destruction of any portion of the Leased Premises, the Building, or the common areas of the Property resulting from fire or other casualty.

SECTION 8.2 CONDEMNATION. (a) If the entire Leased Premises shall be appropriated or taken under the power of eminent domain by any public or quasi-public authority, or conveyance shall be made in lieu thereof, this Lease shall terminate and expire as of the date of such taking or conveyance, and the parties shall thereupon be released from all liability hereunder which accrues after the date of such taking.

(b)	Anything in this Lease to the contrary notwithstanding, in
the event more than fifteen percent (15%) of the Leased Premises or more than twenty-five percent (25%) of the then existing paved parking spaces for the Building shall be appropriated or taken, or conveyance made in lieu thereof, either party shall have the right to cancel and terminate this Lease as of the date of such taking upon giving notice to the other of such election within fifteen (L5) days after such taking. In the event of such cancellation, the parties shall thereupon be released from any further liability under this Lease (except for obligations existing on the effective date of such termination); provided, however, that if more than twenty-five percent (25%) of the then existing paved parking spaces shall be appropriated or taken and fifteen percent (15%) or less of the Leased Premises shall be appropriated or taken, and Tenant shah give notice to Landlord of cancellation, Landlord may at its option nullify and vacate Tenant's cancellation by giving Tenant notice within fifteen
(15) days after receipt of such notice from Tenant that Landlord will provide substitute parking on or adjacent to the Property sufficient to cause the paved parking spaces for the Building after such substitution to be reduced by not more than fifteen percent (15%) of the number of spaces prior to such taking, in which event the Lease shall remain in full force and effect.

(c)	If a portion of the Leased Premises is taken, or conveyance
made in lieu thereof, and if this Lease shall not be terminated as provided in the preceding paragraph, then the Minimum Annual Rent shall be ratably apportioned according to the space so taken, and Landlord shall at its own expense, restore the remaining portion of the leased Premises to a complete architectural unit, but such work shall not exceed the scope of work required to be done by Landlord, if any, pursuant to EXHIBIT B hereto. The cost of Landlord's obligation hereunder shall be limited to that portion of the net proceeds of the condemnation award actually received and retained by L-andlord which are allocable to the Leased Premises.

(d)	If more than fifteen percent (15%) of the leasable floor
space within the Building shall be so taken, regardless of whether or not the Leased Premises shall have been partially taken, then Landlord shall have the right to terminate this Lease on thirty (30) days written notice given within six (6) months following such taking.

(e)	AU compensation awarded or paid to Landlord upon such a
total or partial taking of the Leased Premises shall belong to and be the property of Landlord without any participation by Tenant. Tenant may file at Tenant's sole expense a separate claim with or against the condemning authority for any loss or damages related to Tenant's leasehold interest in the Premises, in which case Tenant shall be entitled to all amounts awarded in such action. Tenant shall hold harmless and indemnify Landlord for any loss or expense related to any such claim filed by Tenant.

(f)	It is mutually agreed that (i) any reduction in the parking
area, number of parking spaces for the Building, and/or restriction(s) upon the size or the number of motor vehicles that may enter the Property by action or order of any governmental authority, quasi-govermnental authority, and/or by any court having jurisdiction which does not in fact constitute a physical taking of property shall not constitute such a taking or condemnation under this Lease that would entitle Tenant to terminate the Lease, (ii) any environmental condemnation and/or any action taken by Landlord of any nature whatsoever in compliance with any order, rule or regulation of any governmental or quasi-governm rental authority, with any judicial decree, and/or any existing or future law shall not constitute a default under this Lease by Landlord, and the Lease shall remain in full force and effect, and (iii) as between Landlord and Tenant, Landlord may but shall not be obligated to comply with any such order, rule, regulation, judicial decree or law (with or without exercise of any rights to protest or appeal any such action).

ARTICLE IX

INTENTIONALLY DELETED

ARTICLE X

FINANCING

SECTION 10.1 FINANCING. If any lending institution and/or any bonding authority with which Landlord has negotiated or may negotiate interim or long term financing for the Property (or for any part thereto does not approve the credit rating of Tenant, or if such lending institution or bonding authority shall require change(s) in this Lease as a condition of its approval of this Lease for such financing; and if within fifteen
(15) days after notice from Landlord (i) Tenant fails or refuses to supply or execute guarantees which are stated by Landlord as necessary to secure the approval of Tenant's credit by any such lending institution or bonding authority, or (ii) Tenant fails or refuses to execute with Landlord the amendment or amendments of this Lease accomplishing the change(s) which are stated by Landlord to be needed in connection with approval of this Lease for purposes of such financing, or (iii) for any reason, such financing in an amount satisfactory to L-andlord cannot be obtained, Landlord shall have the right to cancel this Lease at any time prior to the Commencement Date. In the event of cancellation by Landlord hereunder, this Lease shall be and become null and void and both parties shall automatically be released as of the date of Landlord's cancellation notice from any and all liability or obligation under this Lease, except that Landlord shall return the Security Deposit and rental
prepayments, if any, paid by Tenant.   Notwithstanding anything
contained herein to the contrary, Tenant shall not be required to agree, and Landlord shall not have any right of cancellation for Tenant's refusal to agree, to any modification of the provisions of this Lease relating to the amount of Minimum Annual Rent reserved, the size and/or location of the leased Premises, the duration and/or Commencement Date of the Term, or reducing the improvements to be made by Landlord to the Leased Premises prior to tender of possession in accordance with EXHIBIT B hereto.

SECTION 10.2 SUBORDINATION. (a) Landlord and Tenant agree that this Lease is and shall be subject and subordinate at all times to all ground and underlying leases and to all mortgages (in any amounts and all advances thereon which may now or hereafter affect the real property of which the Leased Premises forms a part) and to all renewals, modifications, consolidations, participations, replacements and extensions thereof. The term 'mortgage(s)' as used herein shall be deemed to include trust indenture(s), deed(s) of trust, and security deed(s) now existing or hereinafter executed in the sole discretion of Landlord. Tenant agrees to attorn to any underlying ground lessor or mortgagee who shall succeed to Landlord's interest in this Lease upon request of such ground lessor or mortgagee.

(b)	If any mortgagee requires that this Lease be prior rather
than subordinate to any such mortgage, Tenant shall promptly upon request therefor by Landlord or such mortgagee, and without charge therefor, execute a document effecting and/or acknowledging such priority, which document shall contain, at the option of such mortgagee, an attorney obligation to the mortgagee as Landlord in the event of foreclosure or to any party acquiring tide to any portion of the Property through such mortgage in such event.

(c)	Upon request of any mortgagee, Tenant shall give prompt
written notice of any default of Landlord hereunder, and Tenant shall allow such mortgagee a reasonable length of time [in any event, not less than thirty (30) days from the date of such notice] in which to cure such default. Any such notice shall be sent to such mortgagee at the address indicated by notice given to Tenant by Landlord or such mortgagee.

ARTICLE XI

DEFAULT BY TENANT

SECTION 11.1 DEFAULT.  Tenant shall be in default hereunder if
(a) Tenant fails to pay when due Minimum Annual Rent or any other sums due under this Lease and such default shall continue for more than five (5) days after written notice from Landlord to Tenant; or (b) Tenant fails to observe and perform any of the other terms, covenants and/or conditions of this Lease and such failure shall continue for more than seven (7) days or shall reoccur within twelve (12) months after written notice from Landlord to Tenant; or (c) Tenant fails to pay when due the Minimum Annual Rent or any other sums payable under this Lease three (3) or more times in any period of twelve (12) consecutive months; or (d) the Leased Premises shall be abandoned, deserted, vacated, or if Tenant fails to take possession of the Leased Premises and initially open for business within thirty (30) days following the Commencement Date. If the nature of a default under (b) above is such that it cannot reasonably be cured within the aforesaid cure period, and work thereon shall be commenced within said period and diligently prosecuted to completion, then Landlord's rights under Section 11.2 shall be inapplicable (but only if the default shall be cured within a reasonable period of time). The Leased Premises and all trade fixtures, equipment and inventory therein shall be conclusively deemed abandoned by Tenant upon (1) fifteen (15) consecutive days absence from the Leased Premises by Tenant or its agents (unless such absence results from fire or other casualty) together with any failure to pay Minimum Annual Rent, or (2) removal of all or a substantial portion of Tenant's trade fixtures, equipment or inventory from the Leased Premises
together with a failure to pay Minimum Annual Rent.   In such
event, and in addition to Landlord's remedies set forth in
Section 11.2, Landlord may enter the Leased Premises and may remove all such remaining trade fixtures, equipment and inventory at Tenant's expense. AU such property shah, at Landlord's option, become the property of Landlord, or said property may be placed in storage at Tenant's cost and expense, or sold or otherwise disposed of, in which event the proceeds of such sale or other disposition shall belong to Landlord to be applied in satisfaction of any monetary default by Tenant hereunder. If at any time during the Term there shall be filed by or against Tenant or any successor tenant then in possession, or any guarantor of either under this Lease, in any court pursuant to any statute either of the United States or of any state, a petition (i) in bankruptcy, (ii) alleging insolvency,
(iii) for reorganization, (iv) for the appointment of a receiver, or (v) for an arrangement under the Bankruptcy Acts, or if a similar type of proceeding shall be filed, Landlord may terminate Tenant's rights under this Lease by notice in writing to Tenant, and thereupon Tenant shall immediately quit and surrender the Premises to Landlord, but Tenant shall continue liable for the payment of rent and all other sums due hereunder, and any such action by Landlord shall not prejudice any other rights or remedies of Landlord in the event of Tenant's default under this Lease,

SECTION 11.2 LANDLORD'S RIGHTS ON DEFAULT. (a) In the event of any default by Tenant, Landlord may (1) apply the Security Deposit, if any, specified in Section 1.1 (g) toward the satisfaction and cure of such a default, and/or (2) cure Tenant's default at Tenant's cost and expense, and/or (3) re-enter the Leased Premises and remove all persons and all or any property therefrom, by any suitable action or proceeding at law, or by force or otherwise, without being liable for any prosecution therefor or damages therefrom, and repossess and enjoy the Leased Premises with all additions, alterations and improvements, and Landlord may, at its option, repair, alter, remodel and/or change the character of the Leased Premises as it may deem fit, and/or (4) at any time relet the Leased Premises or any part or parts thereof, as the Agent of Tenant or in Landlord's own right, and/or (5) terminate this Lease upon not less than three (3) days written notice to Tenant. The exercise by Landlord of any right granted in this Section shall not relieve Tenant from the obligation to make all rental payments and to fulfill all other covenants required by this Lease, at the time and in the manner provided herein, and if Landlord so desires, all current and future rent and other monetary obligations due hereunder less the then fair rental value of the Leased Premises shall become immediately due and payable.
Tenant throughout the remaining Term hereof shall pay Landlord, no later than the Fifteenth (15th) day of each month during the Term, the then current excess, if any, of the sum of the unpaid rentals and costs to Landlord resulting from such default by Tenant over the proceeds, if any, received by Landlord from such reletting, if any, but Landlord shall have no liability to account to Tenant for any excess of the proceeds from reletting of the Premises over the amounts owed by Tenant hereunder. Landlord shall not be required to relet the Premises nor exercise any other right granted to Landlord, hereunder, nor shall Landlord be under any obligation to minimize Tenant's loss as a result of Tenant's default. If Landlord attempts to relet the Premises, Landlord shall be the sole judge as to whether or not a proposed tenant and the economics of such proposed transaction is suitable and acceptable.

(b)	In the event of a breach by Tenant of any of the covenants
or provisions hereof, Landlord shall have, in addition to any other remedies which it may have, the right to invoke any remedy allowed at law or in equity to enforce Landlord's rights or any of them, as if re-entry and other remedies were not herein provided for. With respect to any litigation arising out of this Lease, Tenant hereby expressly waives the right to a trial by jury and the right to file any countersuit or crossclaim against Landlord. Tenant agrees that no demand for rent and no re-entry for condition broken and no notice to quit possession or other notices prescribed by statute and no judicial proceeding shall be necessary to enable Landlord to recover possession of the Premises or to enforce any of Landlord's rights hereunder, but that all right to any such demand and any such re-entry and any notice to quit possession or other statutory notices or prerequisites are hereby expressly waived by Tenant.

SECTION 11.3 NON-WAIVER PROVISIONS. No failure of Landlord to insist upon the strict performance of any of the terms, conditions and covenants herein or to exercise any right or remedy consequent upon a breach thereof, and no acceptance of full or partial rent during the continuance of any such breach shall constitute a waiver of any existing or subsequent breach or default in the terms, conditions and covenants herein contained except as may be expressly waived in writing.

The maintenance of any action or proceeding to recover possession of the Leased Premises, or any installment or installments of rent or any other moneys that may be due or become due from Tenant to Landlord, shall not preclude Landlord from thereafter instituting and maintaining subsequent actions or proceedings for the recovery of possession of the Leased Premises or of any other monies that may be due or become due
from Tenant.   Any entry or re-entry by Landlord shall not be
deemed to absolve or discharge Tenant from liability hereunder.

SECTION 11.4 INABILITY TO PERFORM. If Landlord is delayed or prevented (directly or indirectly) from performing any of its obligations under this Lease by reason of any cause whatsoever beyond Landlord's control, the period of such delay or such prevention shall be deemed added to the time herein provided for the performance of any such obligation by Landlord.

SECTION 11.5 LANDLORD'S EXPENSES, ETC. (a) If Tenant shall at any time be in default hereunder, and if Landlord shall deem it necessary to engage an attorney to enforce Landlord's rights hereunder, the determination of such necessity to be in the sole discretion of Landlord, Tenant will reimburse Landlord for the reasonable expenses incurred thereby, including but not limited to court costs and attorneys' fees.

(b)	It is further agreed that, in addition to all other payments required pursuant to this Article M, Tenant shall compensate Landlord for all losses, damages and expenses incurred by Landlord in the event of any default by Tenant hereunder, including without limitation (a) any increase in insurance premiums caused by the vacancy of the Leased Premises, (b) all expenses incurred by Landlord in any reletting of the leased Premises (including among other expenses, repairs, remodeling, replacements, advertisements and brokerage fees), (c) all concessions granted to a new tenant upon reletting (including among other things, concessions, reduced or abated rent and renewal options), (d) all other losses, damages and expenses incurred by Landlord as a direct or indirect result of any default by Tenant (including losses, damages and expenses resulting from any adverse effects of any such default upon (i) Landlord's standing with its creditors or prospective lenders, and/or (ii) Landlord's relationships with Landlord's other tenants and its abilities to attract potential tenants to the Property), and (e) a reasonable allowance for Landlord's administrative efforts, salaries and overhead attributable directly or indirectly to Tenant's default and/or Landlord's pursuing its rights and remedies provided herein.

ARTICLE XII

OTHER PROVISIONS

SECTION 12.1 DEFINITION AND LIABILITY OF LANDLORD. The term "Landlord" as used in this Lease means only the owner or, mortgagee then in possession of the Building in which the Leased Premises are located and/or the land thereunder (or the managing agent of any such owner or mortgagee) so that in the event of sale of any portion of the Property or an assignment of this Lease by Landlord, or a demise of said Building, Landlord shall be and hereby is entirely freed and relieved of all obligations of Landlord subsequently accruing. Notwithstanding any other provision, term or condition herein contained, it is specifically understood and agreed that there shall be no personal liability of Landlord (nor Landlord's agent, if any) in respect to any of the covenants, conditions or provisions of this Lease. In the event of a breach or default by Landlord of any of its obligations under this Lease, Tenant shall look solely to the equity of the Landlord in the Property for the satisfaction of Tenant's remedies, which shall be limited to the specific performance of Landlord's obligations hereunder.

SECTION 12.2 RELATIONSHIP OF THE PARTIES. Nothing contained in this Lease shall be deemed or construed as creating the relationship of principal and agent or of partnership or joint venture between the parties hereto, it being understood and agreed that no provision contained herein nor any acts of the parties hereto shall be deemed to create any relationship between the parties other than that of landlord and tenant.

SECTION 12.3 SECURITY DEPOSIT. (a) Tenant has deposited with Landlord as security for the performance by Tenant of the terms of this Lease the sum set forth in Section 1.1 (g) hereof. Landlord may use, retain or apply on Tenant's behalf (without liability for interest) during the Term the whole or any part of the security so deposited to the extent required for the payment of any rent or other sum as to which Tenant may be in default hereunder or for any sum which Landlord may expend by reason of Tenant's default in respect of any of the terms of this Lease, including but not limited to any deficiency or damage incurred in reletting the LEASED Premises. The covenants in this Section
12.3 are personal covenants between Landlord and Tenant and not covenants running with the land, and in no event will Landlord's mortgagee(s) or any purchaser at a foreclosure sale or a sale in lieu of foreclosure be liable to Tenant for the return of the security deposit. After each application from Tenant's security deposit, Tenant shall upon demand replenish said deposit to the amount set forth in Section i.i (g).

(b)	Provided Tenant shall comply with all the terms of this
Lease, such security shall be returned to Tenant upon termination of this Lease and after surrender of possession of the Leased Premises to Landlord. In the event of a sale of the Property or assignment of this Lease by Landlord to any person other than a mortgagee, Landlord shall have the right to transfer the security to its vendee or assignee, subject to Tenant's aforesaid rights upon termination, and thereupon Landlord shall be released from any liability with respect to the return of such security to Tenant, such vendee or assignee to be solely responsible to Tenant therefor.

(c)	 Tenant shall not assign or encumber its interest in the
security deposit, and neither Landlord nor its successors or assigns shall be bound by any attempted assignment or encumbrance.

SECTION 12.4 INDEMNITY.  Tenant agrees to indemnify and save
Landlord and any ground and/or underlying lessor(s) and mortgagees of the Leased Premises harmless from and against any and all claims and demands (except such as directly result from the negligence of Landlord or any such ground or underlying lessor(s) or mortgagees or their respective agents or employees) for, or in connection with, any accident, injury or damage whatsoever caused to any person or property arising, directly or indirectly, out of the business conducted in or the use and/or occupancy of the Leased Premises or occurring in, on or about the Leased Premises or any part thereof, or arising directly or indirectly, from any act or omission of Tenant or any concessionaire or sub-tenant or their respective licensees, servants, agents, employees or contractors, and from and against any and all cost, expenses and liabilities incurred in connection with any such claims and/or proceedings brought thereon. The comprehensivegeneral liability coverage maintained by Tenant pursuant to this Lease shall specifically insure the contractual obligations ofTenant as set forth in this Section and as otherwise may be provided in this Lease.

SECTION 12.5 DAMAGE TO PROPERTY OR PERSONS. Landlord shall not be liable for any loss of or damage to property of Tenant or of others located in the Leased Premises or upon the Property, by theft or otherwise, nor for any loss or damage whatsoever to any property which Tenant could remove at the end of the Term as provided in Section 12.7 hereof Landlord shall not be liable for any injury or damage to persons or property or to the interior of the Leased Premises resulting from fire, explosion, falling plaster, steam, gas, electricity, water, rain or snow or leaks from any part of the Leased Premises or from the pipes, appliances, or plumbing works or from the roof, street, or subsurface or from any other place or by dampness or by any other cause. Landlord shall not be liable for any such injury or damage caused by other tenants or any person(s) either in the Leased Premises or elsewhere upon the Property, or by occupants of property adjacent to the Property, or by the public, or by operations in the construction of any private, pubfic, or quasi-pubfic work. Landlord shall not be liable for any latent defect in construction.

SECTION 12.6 ASSIGNMENT OR SUBLETTING. (a) With respect to this Lease, Tenant shall make no assignment or subletting, whether by operation of law or otherwise, without the prior written consent of Landlord. Any assignment or sublease by Tenant shall be only for the purposes specified in Section 1.1 (e) hereof and for no other purpose, and, notwithstanding any other provision herein contained, in no event shall any assignment or sublease of the Leased Premises release or relieve Tenant from any obligations of this Lease. Tenant agrees to pay as additional rent Landlord's reasonable attorneys fees incurred in connection with review and/or preparation or modifications of any assignments or subleases. In the event that any such assignment or sublease is approved by Landlord, Tenant also agrees to pay to Landlord a fee in the amount of Three Hundred Dollars ($300.00) to cover Landlord's costs of changing its records to effect such assignment or sublease. In the event Tenant shall assign its interest in this Lease or sublet the Leased Premises for rentals in excess of those rentals reserved hereunder, Tenant shall pay all of such excess rent to Landlord as additional rent.

(b)	Any permitted assignee of Tenant shall assume Tenant's
obligations hereunder and shall deliver to Landlord an assignment and assumption in form satisfactory to Landlord at least ten (10) days prior to the effective date of the assignment.

(c)	If the Tenant is a corporation (other than one whose shares
are regularly and publicly traded on a recognized stock exchange), Tenant represents that the ownership and power to vote a majority of its entire outstanding capital stock belongs to and is vested in the officer or officers executing this Lease. If there shall occur any change in the ownership of and/or power to vote the majority of the outstanding capital stock of Tenant, whether such change of ownership is by sale, assignment, bequest, inheritance, operation of law or otherwise, without the prior written consent of Landlord, then Landlord shall have the option to terminate this Lp-ase upon thirty (30) days notice to Tenant.

SECTION 12.7 SURRENDER OF PREMISES AND HOLDING OVER. (a) At the expiration of the tenancy hereby created, Tenant shall surrender the Leased Premises in good condition, reasonable wear and tear excepted, and damage by unavoidable casualty excepted to the extent that the same is covered by Landlord's fire insurance policy with extended coverage endorsement, and Tenant shall surrender all keys for the Leased Premises to Landlord at the place then fixed for the payment of rent and shall inform Landlord of all combinations on locks, safes, and vaults, if any, in the Leased Premises. Tenant's obligation to observe or perform this covenant shall survive the expiration or other termination of the Term of this Lease. If Tenant shall default in so surrendering the Premises, Tenant's occupancy subsequent to such expiration, whether or not with the consent or acquiescence of Landlord, @@ be deemed to be that of a tenancy at the will of Landlord and in no event from month to month or from year to year, and it shall be subject to all the terms, covenants, and conditions of this Lease applicable thereto, except that Minimum Annual Rent shall be twice the amount payable in the last year of the Term, and no extension or renewal of this Lease shall be deemed to have occurred by such holding over.

(b)	Prior to the expiration or sooner termination of this Lease,
Tenant shall remove any and all trade fixtures, equipment and other unattached items which Tenant may have installed, stored or left in the Leased Premises or elsewhere in the Property, including but not limited to counters, shelving, show cases, chairs and unattached movable machinery owned or provided by Tenant and which are susceptible of being moved without damage to the Building. Tenant shall repair any damage to the Leased Premises caused by its removal of such fixtures and movables.
In the event Tenant does not make such repairs, Tenant shall be liable for and agrees to pay Landlord's costs and expenses in making such repairs, together with a sum equal to twenty percent (20%) of such costs and expenses to cover Landlord's overhead in making such repairs for Tenant. Tenant shall not remove any plumbing or electrical fixtures or equipment, heating or air conditioning equipment, floor coverings (including but not limited to wall to wall carpeting), or any other items which are not easily movable without damage to the Leased Premises, all of which shah be deemed to constitute a part of the freehold and/or leasehold interest of Landlord, nor shall Tenant remove any fixtures or machinery that were furnished or paid for by Landlord (whether initially installed or replaced). TheLeased",PremisesshaRbeleftinabroom-cleancondition. If Tenant shall fail to remove its trade fixtures or other property as allowed in this Section 12.7, such fixtures and other property not removed by Tenant shall be deemed abandoned by Tenant and at the option of Landlord shall become the property of Landlord, or at Landlord's option may be removed by Landlord at Tenant's expense plus twenty percent (20%) as hereinabove provided, or placed in storage at Tenant's expense, or sold or otherwise disposed of, in which event the proceeds of such sale or other disposition shall belong to Landlord.

(c)	Any injury to the Premises or the Property caused by moving
the property of Tenant or its employees, agents, contractors, or invitees and all breakage done by Tenant, or the agents, contractors, servants, employees or invitees of Tenant, as well as any damages caused by the negligence of Tenant, or its
agents, contractors, servants, employees or invitees shall be repaired as determined by the Landlord, without delay, at the
expense of the Tenant.   At Tenant's expense, Landlord shall
have the right to replace, or require Tenant to replace, all plate glass, including windows, in or upon the Premises or Property which may be damaged or broken by Tenant or its employees, agents, customers, contractors or invitees.

SECTION 12.8 LIEN OF LANDLORD FOR RENT, TAXES AND OTHER SUMS. Landlord shall have, and Tenant hereby grants, subject to any valid liens of record created in connection with financing arrangements made by Tenant in the normal course of its business, a security interest in any furnishings, equipment, fixtures, inventory, and other personal property of any kind belonging to Tenant, including after-acquired property, or the equity of Tenant therein, at any time located within the Leased Premises. The security interest is granted for the purpose of securing the payment of rent, other charges, assessments, penalties and damages herein covenanted to be paid by Tenant, and for the purpose of securing the performance of all other obligations of Tenant hereunder. Upon Tenant's default or breach of any covenants of this Lease, Landlord shall have (in addition to the rights and remedies provided to Landlord hereunder) all remedies available under the law of the State where the Leased Premises are located, including but not limited to the right to take possession of the above mentioned property and dispose of it by sale in a commercially reasonable manner. Tenant hereby agrees to execute and deliver from time to time Financing Statements at Landlord's request for the purpose of serving notice to third parties of the security interest herein granted. Tenant shall upon demand reimburse Landlord for all filing and recording fees and taxes incurred in connection with filing and recording such Financing Statements.

SECTION 12.9 LIENS. Tenant shall discharge any lien filed against the Property or any part thereof for work done or materials furnished with respect to the Leased Premises or with respect to Tenant's business or Tenant's use or occupancy of the Leased Premises within ten (10) days after such lien is filed. If Tenant fails to keep this covenant, in addition to any other remedies available to Landlord under this Lease or otherwise, Landlord may at its option discharge such lien, in which event Tenant agrees to pay Landlord a sum equal to the amount of the lien thus discharged plus Landlord's internal administrative costs, attorneys fees, expenses and damages thereby caused Landlord (which amount it is hereby agreed shall be no less than One Thousand Dollars ($1,000.00) per lien so discharged).

SECTION 12.10 INTEREST. Whenever this Lease refers to "Interest", same shall be computed at a rate equal to the Prime Rate (as hereinafter defined) plus two percentage points. If, however, payment of Interest at such rate by Tenant (or by the tenant then in possession having succeeded to the Tenant's interest under this Lease) should be unlawful, that is, violative of usury statutes or otherwise, then Interest shall, as against such party, be computed at the maximum contract rate payable by such party under applicable law. 'Prime Rate" shall mean the rate being charged at the time in question by Wachovia Bank for short term (90 day) unsecured loans made to its preferred customers in Greensboro, N.C.

SECTION 12.11 LATE PAYMENTS. Should Tenant fail to pay when due any installment of Minimum Annual Rent, or any other sum payable to Landlord under the terms of this Lease, then Interest shall accrue from and after the date on which any such sum shall be due and payable, and such Interest together with a L-ate Charge of fifty dollars ($50.00) or five percent (5%) of the Minimum Annual Rent due for that calendar month, whichever is greater, to cover the extra expense involved in handling such delinquency, shall be paid by Tenant to Landlord at the time of payment of the delinquents sum.

SECTION 12.12 CONSENTS. With respect to any provision of this Lease which either provides or is held to provide that L-andlord shall not unreasonably withhold or unreasonably delay any consent or approval Tenant shall not be entitled to make any claim for, and Tenant hereby expressly waives, any claim for damages, it being understood and agreed that Tenant's sole remedy therefor shall be an action for specific performance.

SECTION 12.13 WAIVER OF RIGHT OF REDEMPTION. Tenant hereby expressly waives any and all rights of redemption conferred by statute or otherwise.

SECTION 12.14 NOTICES. Whenever notice shall or may be given to either of the parties by the other, each such notice shall be by registered or certified mail with return receipt requested, at the respective addresses of the parties as contained herein or to such other address as either party may from time to time designate in writing to the other. Any notice under this Lease shall be deemed to have been given at the time it is placed in the U.S. mails with sufficient postage prepaid in the aforesaid manner.

SECTION 12.15 BROKER. Tenant warrants and represents that no broker was involved on its behalf in negotiating or consummating this Lease, and Tenant agrees to indemnify and hold Landlord harmless from and against any and all claims for brokerage commissions arising out of any communications or negotiations had by Tenant with any broker or agent regarding the Leased Premises or any other premises and/or the consummation of this Lease or any other proposed transaction.

SECTION 12.16 SHORT FORM LEASE. Tenant agrees not to record this Lease without the express written consent of Landlord and further agrees to execute, acknowledge and deliver at any time after the date of this Lease, at the request of Landlord, a short form lease suitable for recording.

SECTION 12.17 ENTIRE AND BINDING AGREEMENT. This Lease contains all of the agreements between the parties hereto, and it may not be modified in any manner other than by agreement in writing signed by all the parties hereto or their successors in interest. The terms, covenants, and conditions contained herein shall inure to the benefit of and be binding upon Landlord and Tenant and their respective successors and assigns, except as may be otherwise expressly provided in this Lease. Tenant acknowledges that neither Landlord, any agent of Landlord, nor any broker has made any representations to or agreements with Tenant respecting the Property which are not contained in this Lease.

SECTION 12.18 PROVISIONS SEVERABLE. If any term or provision of this Lease or the application thereof to any person or circumstance shall, to any extent, be invalid or unenforceable, the remainder of this Lease, or the application of such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby and each term and provision of this Lease shall be valid and be enforced to the fullest extent permitted by law.

SECTION 12.19 INTERPRETATION/GOVERNING LAW. The captions contained herein are for convenience and reference only and shall not be deemed as part of this Lease or construed as in any manner limiting or amplifying the terms and provisions of this Lease to which they relate. Underlined language shall have the same meaning as if not underlined, the underlining being only for convenience of the parties. Whenever herein used, the singular shall also apply to the plural and vice versa, and words of any gender shall also apply to each other gender, as the context shall reasonably require. This Lease shall be governed by the laws of the State of North Carolina, and the venue for any legal action filed in connection herewith shall be the county in which the Leased Premises are located.

SECTION 12.20 TENANT'S FINANCIAL INFORMATION. As often as is requested by Landlord (but not more frequently than twice in any calendar year), Tenant shall supply to Landlord and/or Landlord's lenders or prospective lenders, current financial statements and such other information as reasonably necessary to ascertain the continued creditworthiness of Tenant for fulfillment of its obligations hereunder.

SECTION 12.21 IRREVOCABLE OFFER. In consideration of Landlord's administrative expense in considering this Lease and the terms of Tenant's proposed tenancy hereunder, Landlord's reservation of the Leased Premises pending such consideration, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Tenant's submission to Landlord of this Lease, duly executed by Tenant, shall constitute Tenant's irrevocable offer to continue for fifteen (15) days from and after receipt by Landlord of the said Lease duly executed by Tenant or until Landlord shall deliver to Tenant written notice of rejection of Tenant's offer, whichever shall first occur. If within said fifteen (15) day period Landlord shall neither return the Lease duly executed by Landlord nor so advise Tenant of Landlord's rejection of Tenant's offer, then after said fifteen (L5) day period Tenant shall be free to revoke its offer, provided, however, Tenant's offer shall continue until (a) revoked by Tenant in writing or (b) accepted or rejected by Landlord.

SECTION 12.22 LEASE EXTENSION The Tenant shall have the right, to be exercised as hereinafter provided, to extend the Term of this Lease for two (2) successive periods of one (1) year each upon the following terms and conditions:

(1)	That at the time of the exercise of such right the Tenant
shall not have been at any time during the then expired Term of the Lease in default in the performance of any of the terms, covenants, or conditions herein contained;

(2) That each extension shall be upon the same terms, covenants, and conditions as in this Lease provided, except that:

(a)There shall be no further privilege of extension for the Term of this Lease beyond the periods referred to above.

(b)	During the first extension period the Minimum Annual Rent
payable by Tenant to Landlord shall be the amount set forth on the first page of this Lease plus that percentage of said amount as is equal to the percent of increase, if any, in the Consumer Price Index for All Urban Consumers (CPI-W), (198284 = 100) published by the Bureau of Labor Statistics, U.S. Department of Labor, from the date of commencement of the Term of this Lease to the date of the commencement of the extension period.

(c)	During any succeeding extension period the Minimum Annual
Rent payable by Tenant to Landlord shall be the Minimum Annual Rental rate payable during the preceding extension period plus that percentage of said amount as is equal to the percent of increases, if any, in the said Index as of the date of the beginning of such succeeding extension period over the said
Index as of the commencement of the preceding extension period.

(3)	The Tenant shall exercise its right to any extension of the
Term of this Lease by notifying the Landlord of the Tenant's election to exercise such right at least one hundred-eighty
(180) days before the expiration of the Term of this Lease or extension thereof then in effect. On the giving of such notice, this Lease shall be deemed extended for the specified period, subject to the foregoing, without execution of any further instrument.

(4)	If the above-referenced Consumer Price Index is
discontinued, there shall be substituted therefor for the purposes herein provided a comparable (in the reasonable judgment of Landlord) standard of measurement of fluctuation in consumer prices then being utilized by the U.S. Government.

IN    WITNESS   WHEREOF, Landlord and Tenant have duly executed
this Lease as of the day and year first above written, each acknowledging receipt of an executed copy hereof.


ATTEST		           			LANDLOARD:  KOURY CORPORATION
/s/ Ronald W Mach                 /s/Jerry S. Koury
Assistant Secretary			           	Chairman

(CORPORATE SEAL)

ATTEST:		         				TENANT: GENERAL PARCEL SERVICE, INC.
 /s/ Joy L. Webb		         			/s/ E. Hoke Smith, Jr.
Asst Secretary					          	President

(CORPORATE SEAL)

NORTH CAROLINA
GUILFORD COUNTY

1, Judy Whittington Fommer ,. a Notary Public of said county and state, do hereby certify that Ronald W. Mach personally appeared before me this day and acknowledged that he is the Assistant Secretary of KOURY CORPORATION and that by authority duly given and as the act of the corporation the foregoing Lease Agreement was signed in its corporate name by its Chairman, . sealed with its corporate seal and attested by him as its Assistant Secretary.

WITNESS my hand and notarial seal this 5TH day of January, 1996.
	/s/ Judy Whittington Fonner
						Notary Public

My Commission Expires:  10-5-99

STATE OF Florida
COUNTY OF Duval

I,  Joy L. Webb, a Notary Public of said county and state, do
hereby certify that E. Hoke Smith, Jr.	personally came before me
this day and acknowledged that he is the President of GENERAL PARCEL SERVICE, INC. and that by authority duly given and as an act of the corporation, the foregoing Lease Agreement was signed in its name by its President/C.E.O. , sealed with its corporate seal and attested by him/her as its (Assistant) Secretary.

	WITNESS my hand and notarial seal this. 21st day of Dec., 1995

							JOY L. WEBB

My Commission Expires:
11-29-97
NOTARY PUBLIC, STATE OF FLORIDA
My Commission Expires Nov. 29, 1997
Commission No. CC332860

EXHIBIT "B" - AS IS OFFICE/ INDUSTRIAL LEASE
WITH LIMITED WORK TO BE PERFORMED BY LANDLORD

SECTION 1.1 LANDLORD'S WORK.

(a) Landlord agrees to perform the following items of work related to the Leased Premises:

		(1)	Repaint. and thoroughly clean the office area of the
Premises.

		(2)	Service existing HVAC system in order to ensure same is in
good working order.

(b)	Tenant acknowledges that it is familiar with the physical
condition of the Leased Premises and finds same suitable for Tenant's purposes excepting only such items of construction to be performed by Landlord in accordance with Section I.I(a) above. Tenant further acknowledges (i) that Landlord has not made and does not hereby make any representations regarding the physical condition of the Leased Premises or the Property, and
(ii) that there are no warranties, either express or implied, regarding the condition of the Leased Premises and/or the Property. Accordingly, Tenant hereby accepts the Leased
Premises in their 'as is" condition subject only to Landlord's work to be performed in accordance with Section 1.1(a) above.

(c)	For the purpose of construing Landlords obligations under
Sections 5.2, 8.1 and 8.2 of the Lease, the Landlord's work referred to in said Sections shall be deemed to refer to the Leased Premises in the condition existing upon the Lease
Commencement Date.

SECTION 1.2 TENANT IMPROVEMENTS. (a) In the event that Tenant plans to improve, renovate or alter the Leased Premises, Tenant shall prepare at Tenant's sole cost and present to Landlord for Landlord's approval complete plans and specifications for work to be done to alter the Leased Premises in accordance with Tenant's requirements. If deemed reasonably necessary by Landlord (or if required by any governmental authorities), Tenant's plans and specifications shall be prepared and sealed by an architect or engineer duly licensed in the State in which the Property is located.

(b)	No construction work shall be commenced by Tenant until
Tenant receives prior written approval of the final plans and specifications from Landlord. Approval of Tenant's plans and specifications by Landlord or Landlord's Architect does not relieve Tenant of the responsibility to comply with the requirement of applicable codes and regulations. AU changes after final approval are subject to Landlord's prior written consent.

(c)	Tenant shall obtain all necessary permits and approvals from any governmental authority or agency which are required for the performance of the work shown on the approved plans and specifications and Tenant's occupancy of the Leased Premises.
Tenant shall obtain all necessary permits, approvals, meters and hook-ups from the appropriate utility companies, and Tenant shall pay all fees, charges and deposits required in connection therewith.

(d)	Nothing contained in this Lease or this Exhibit shall be
deemed in any way as constituting the consent or request of Landlord, express or implied, by inference or otherwise, to any contractor, subcontractor, laborer, mechanic or materialman, for the performance of any labor or the furnishing of any materials for any work within or alteration or repair of the Leased Premises or any part thereof nor as giving Tenant a right, power or authority to take any action that would give rise to the filing of any mechanics' or materialmen's lien or claim against the Leased Premises, Tenant's interest therein, or the Property.

(e)	Tenant shall bear all expense and liability for any work
related to the Leased Premises performed by or at the direction of Tenant, and Tenant shall indemnify and hold harmless Landlord from any expense, liability, claim, or cause of action related thereto, including but not limited to any attorneys fees incurred in connection therewith. All such work shall be performed in a good workmanlike manner utilizing the highest prevailing standards applicable to such work.

(f) Anything in this Exhibit to the contrary notwithstanding, all roof penetrations and roof restoration, as well as the installation of all structural supports shall be performed at Tenant's expense by such roofing contractor as Landlord may designate. Upon completion of said roofing work, the roofing contractor shall furnish a letter addressed to Landlord stating that the work done in accordance with Tenant's approved plans and specifications has not affected the roof bond or guaranty for the Property roof.

(g)	Tenant's general contractor (the 'Contractor") shall be
subject to Landlord's prior written approval, which approval may be withheld in Landlord's sole discretion. Tenant and the Contractor shall comply with all requirements set forth herein. Prior to the commencement of any work within the Leased Premises, Tenant and the Contractor shall enter into a construction contract which shall be subject to Landlord's prior written approval.

(h)	The Contractor will perform the work and furnish the
materials required therefor on the sole credit of Tenant; no lien for labor or materials will be filed or claimed by the Contractor against the Leased Premises or the Property of which the Premises are a part, and the Contractor will immediately discharge any such lien filed or claims by any person or entity that furnishes labor or materials to the Leased Premises.

(i)	If reasonably requested by Landlord, the Contractor shall
furnish the following satisfactory in form and substance to Landlord prior to commencement of the work: (A) a payment bond and a performance bond in the amount of the contract issued by a bonding company acceptable to Landlord licensed in the state where the Property is located wherein Landlord is named a co-obligee, or a guaranty of such construction in the form and executed by such persons as Landlord may require; (B) a lien waiver executed by the Contractor, lien waivers executed by all subcontractors, and lien waivers executed by all materialmen who will furnish materials in excess of Three Hundred Dollars ($300.00) in the aggregate, and (C) a letter executed by the Contractor which provides in substance that the Contractor will not permit its workmen and subcontractors to create any disharmony or interfere with any workmen, contractors and subcontractors working in the Premises, that either Landlord or Tenant shall have the right to suspend work under said contract on twenty-four (24) hours notice until any such condition ceases, and that either Landlord or Tenant shall have the right to terminate said contract without liability if any such condition continues for three (3) days. Landlord's request for performance of any or all of the foregoing items shall be deemed reasonable in all events if any contract for such work provides or anticipates a total contract amount equal to or exceeding the sum of Three Thousand and no/100 Dollars ($3,000.00).

(j)	The Contractor shall furnish Tenant and Landlord with
certificates of insurance setting forth the following coverages in reasonable amounts: (A) workmen's compensation; (B) bodily injury, including death; (C) property-, (D) motor vehicle liability and property damage; and (E) Builder's Risk Insurance.

(k)	The Contractor shall at all times keep the Leased Premises
and adjacent areas free from accumulation of waste, materials or rubbish caused by its operations. The Contractor shall be responsible for initiating, maintaining and supervising all safety precautions and programs in connection with the work and shall take all necessary precautions for the safety of, and shall provide all necessary protection to prevent damage, injury or loss to (A) all employees and workmen at the Leased Premises and other persons who may be affected thereby, including without limitation licensees and invitees of the Property and other tenants in the Property, (B) all the work and other materials and equipment to be incorporated therein, and (C) other property at the site or adjacent thereto. Such precautions shall include, but shall not be limited to, the furnishing of guard rails, barricades and the securing of the Leased Premises.

(1)	Notwithstanding the foregoing, Landlord shall have the
right, but not the obligation, to waive any requirements imposed upon Tenant or Tenant's Contractor under this Exhibit B respecting any construction work performed for Tenant by Koury
Corporation as Tenant's contractor.

                                                 Exhibit 10.4
                                                 ------------
STATE OF NORTH CAROLINA
COUNTY OF MECKLENBURG

			              LEASE AGREEMENT

THIS LEASE AGREEMENT, made and entered into as of the 10th day of February, 1995, by and between TRANSIT EXPRESS OF CHARLOTTE,
INC., a North Carolina corporation (hereinafter called
"Lessor"), and GPS ACQUISITION CORP., a Florida corporation
(hereinafter called "Lessee's);

W I T N E S S E T H:

In consideration of the covenants and agreements herein contained, the Lessor does hereby demise and lease unto Lessee for lawful commercial use as terminal/of f ice/warehouse (which Lessee hereby hires and rents from Lessor) that certain realty and improvements thereon located at 421 West Tremont Street, Charlotte, Mecklenburg County, North Carolina 28203, said realty being more fully described on Exhibit A attached hereto.

TO HAVE AND TO HOLD said property unto said Lessee, together with all rights and privileges thereunto belonging, and subject to the rights of other tenants, upon the following terms and conditions:

1.	Premises. The "premises" or "demised premises" shall mean the building and improvements located on the real estate described on Exhibit A, and the appurtenances thereunto belonging.

2.	Term. The initial term of this lease shall be for three (3)
years beginning February 10, 1995, and ending at midnight, February 9, 1998.

3.	Option to Renew.  Lessee, at its option, shall have one
option to extend the term of this lease for an additional period of three (3) years and on the same terms and conditions, except as to the rental. Lessee may exercise this option only by giving Lessor written notice of such exercise, delivered either personally or by certified mail at least ninety (90) days prior to the expiration of the original term.

4.	Rental.

4.1 Lessee shall pay a minimum annual rental of Thirty-Eight Thousand Four Hundred and No/100 Dollars ($38,400.00) during the term of this lease in equal monthly installments of Three Thousand Two Hundred and No/100 Dollars ($3,200.00), in advance on or before the first day of each month, commencing February 10, 1995, and a Three Thousand Two Hundred and No/100 Dollars ($3,200.00) security deposit for the last payment of the term.

4.2	If the option to renew is exercised, the minimum annual
rental during each of the years of the renewal term, payable monthly shall be the greater of that during the initial period or increased by any increase in the Cost of Living between the base year 1995 and 2000, as determined by the United States and City Average Price Index published by the U. S. Department of Labor, Bureau of Labor Statistics, based on all items, with 1967 equaling 100.

4.3	Any such Cost of Living adjustment will be made by first
determining the current index number as of December 31, 2000, by averaging the monthly indices for 2000 and the base index number for 1995 by averaging the monthly indices for 1995. The current index number for 2000 will be divided by the base index number for 1995. Such result will then be multiplied by the aforesaid minimum annual rent. This product will then be added to the previous minimum annual rent to determine the new minimum annual rent, payable monthly, for the renewal period.

4.4	Rental payments shall be made payable to Lessor at its
address set forth in Paragraph 20.

4.5	Lessee shall pay Lessor a late charge after written notice
of four percent (4%) of any monthly rent or other monetary payment not received by the Lessor within fifteen (15) days of its due date, in addition to interest.

5.	Commission.  Lessor shall hold harmless and indemnify Lessee from the payment of any real estate commission arising out of this lease. Lessee represents that it has not dealt with a broker in connection with this transaction.

6.	Lessee Expense.

6.1	The Lessee shall also assume and pay as additional rental as such costs are incurred or become payable the following expenses related to the demised premises:

(a)	All city, county or other ad valorem taxes or assessments
levied upon Lessee's personal property located or installed on the premises, plus the tax on the realty comprising the demised premises;

(b)	All utility charges of every kind, including water, gas,
electricity and telephone;

(c)	All premiums for fire, casualty, workers'  compensation and
liability insurance required to be maintained by the Lessee hereunder, including the cost of fire and - extended coverage insurance on the demised building; and,

(d)	All maintenance and repairs hereinafter required of Lessee
to comply with Paragraph 9 hereof; and Lessee shall make all repairs as may be necessary to keep the improvements on the demised premises in compliance with applicable codes.

7.	Improvements.

7.1	Lessee accepts the premises "as is."

7.2	Lessee may make, at its expense, alterations or improvements to the interior of the premises as previously approved by
Lessor.   Lessee may, at its own expense, make further
alterations or improvements to the interior of the premises, providing that the prior written approval of Lessor shall first be obtained as to any change, alteration or addition to or which substantially affects any of the structural portion of the building, or any of the heating, plumbing, mechanical and electrical systems (which consent may be withheld). All such improvements, whether made by Lessor or Lessee, shall belong to Lessor upon the termination of this lease.

8.	Fixtures and Personal Property.

8.1	It is understood that the building is being leased equipped
with certain fixtures attached to the lease premises now owned by Lessor. Detachable equipment owned by Lessee may be installed in the premises. Further equipment and trade fixtures may be added at the expense of Lessee, which shall remain the property of Lessee. But any replacement of Lessor's property shall belong to Lessor and may not be removed.

8.2	Upon the termination of this lease and from time to time,,
provided Lessee is not in default, Lessee shall have the right to remove from the leased premises any of Lessee's property stored or placed on the leased premises. Lessee, at its own costs, shall repair any damage resulting to the premises from the removal of Lessee's personal property; however, Lessee shall not remove any of Lessor's property at any time.

8.3	If Lessee fails to remove any of its property within thirty
(30) days after the termination or expiration of this lease, the same shall be deemed conclusively abandoned; Lessor shall have the right at its option either to retain said property as its own or to take possession of such property and sell it in any commercially reasonable fashion. Lessor shall retain from the sales proceeds all of its reasonable expenses in connection with such sale (shall charge any resulting damage and the costs of removal to Lessee) and shall promptly remit the balance, if any, to Lessee.

8.4 Lessee shall make no claim against any fixtures or other personal property installed in, attached to or made a part of the buildings as part of the original or subsequent construction (including without limitation, all plumbing, heating, and air conditioning equipment, basic wiring, or replacements thereof).


9.	Repairs.

9.1	Lessee shall accept said improvements in their "as is"
condition. 	The risk of casualty loss prior to commencement of
the term is on Lessor.

9.2	Except for repairs necessitated by or resulting from the
negligence	of Lessee, its agents, contractors and invitees, or
by the failure of the Lessee to provide ordinary maintenance
(the cost of any such repairs or replacements to be borne by Lessee), Lessor shall be responsible for and maintain the exterior and structural portion of the improvements (including foundation, building floors, supporting walls, roof and the roof drainage system) , and shall replace as necessary all major components of the mechanical, utility and electrical systems (providing the necessity therefor was not caused by Lessee or its agents due to its lack of ordinary care and maintenance).

9.3	Lessee shall, at its own expenses, make all other repairs
and maintenance not herein assumed by Lessor as required to keep the premises in a first-class tenantable condition, including but not limited to, any sign erected identifying Lessee's business, janitorial and custodial care, all ordinary and preventive maintenance required to keep any machinery, plumbing, mechanical and electrical equipment in the premises fully operable, and all other charges or expenses which may arise or grow out of the occupancy of the demised premises. Lessee shall then return the premises at the expiration or termination of this lease broom clean, and in as good condition as the same were at the beginning of the initial term, except as to any loss, damage or deterioration by fire, other casualty, the elements, acts of God, or by ordinary wear and tear.

9.4	Without limitation, the aforesaid obligations of Lessee
shall include keeping in good order and repair the paving and yards, doors, locks, windows, mechanical equipment, the heating, air conditioning, wiring and above-ground plumbing systems, and any other equipment or fixtures in or affixed to the building.

9.5	Should either party hereto fail to make any such repairs
herein required of it after reasonable notice, the other party may make same for the account of such defaulting party.

10.	Fire or Casualty.

10.1	In case of fire or other casualty, Lessee shall give
immediate notice to Lessor.

10.2	 In the event the premises are partially destroyed or
damaged by fire or other casualty but are not destroyed or damaged by fire or other casualty but are not thereby rendered untenantable by Lessee, then this lease shall continue; and Lessor (from available insurance proceeds) shall promptly repair the same to substantially the same condition in which such improvements were before such damage, in which event the rent shall abate only proportionately with the actual floor area that Lessee is unable reasonably to use in its business based upon the total square feet of building area during the time it is being repaired; providing, that if such repairs have not been commenced within thirty (30) days from the date of such damage and the work thereafter proceeding with reasonable diligence, Lessee may either make such repairs and charge the expense as a credit against rental or cancel this lease by serving ten (10) days' written notice upon Lessor.

10.3	In the event the premises are damaged or destroyed by f ire
or other casualty to such an extent as to render the premises untenantable by Lessee, then this lease shall terminate at the option of either party upon written notice to the other and the rent hereunder shall abate as of the date of said loss.

10.4	A loss of up to fifty percent (50%) of either the off ice
or the warehouse areas of the building shall be deemed a partial loss, and fifty percent (50%) or over of either area shall be deemed a total loss, it being understood that Lessee shall have the right to terminate this lease if it becomes unable to conduct its normal operations from the demised premises other than temporarily, providing such casualty loss is not the result of the gross negligence or intentional act of Lessee or its agents or invitees, in which event there will be no abatement.

11.	Insurance and Indemnification.

11.1	Lessee shall obtain and maintain in effect fire and
extended coverage insurance on the demised premises to the extent of full replacement cost. The premiums therefor shall be paid by Lessee.

11.2	 Lessee does hereby agree to hold Lessor harmless and
indemnify it against loss or expenses as to any and all claims, demands, suits or causes of action or judgments which may be entered therein, brought for damages or alleged damages resulting from any injury to persons or property or from loss of life sustained in, on or about the demised premises and appurtenances thereto resulting from or in any way with Lessee's
occupancy.   Lessee shall also indemnify Lessor from any
expenses or payment, including reasonable legal expenses, incurred in connection with defending any such action or claim. Lessor shall likewise indemnify and hold Lessee harmless with respect to any claim resulting from the occupancy of Lessor.

11.3	Lessee shall obtain, pay all premiums for and maintain in
effect (a) a policy of fire and extended coverage insurance insuring Lessee's property and interests to the extent desired by Lessee; (b) a policy of workers' compensation insurance insuring Lessee for the statutory limits; and (c) a policy of comprehensive general public liability insurance for the mutual protection of Lessor and Lessee against all claims arising out of or from the use of the demised premises with limits of not less than Five Hundred Thousand and No/100 Dollars/One Million and No/100 Dollars ($500,000.00/$1,000,000.00) in respect of bodily injury and One Hundred Thousand and No/100 Dollars ($100,000.00) for property damage, with said policy or endorsement thereof naming Lessor as co-insured.

11.4	If Lessee shall fail to deliver to Lessor policies or
certificates of such insurance, Lessor may cause such insurance to be issued and the bills for the premiums and the amount thereof shall be charged to Lessee and be deemed additional rent due by it.

12.	Insurance Proceeds.

12.1	If there is any loss covered under insurance maintained
under Paragraph 11 on the demised premises, the proceeds thereof shall be used to make any repairs or replacements which either party may otherwise hereunder be obligated to make. if there is a loss whereby the lease is terminated or the property not restored, the insurance proceeds collectible shall belong solely to Lessor.

12.2	The parties hereby waive any and all rights of subrogation
and of recovery against each other, their respective officers, agents and employees, for loss occurring to their respective properties located in or about the demised premises and will cooperate to cause a waiver of subrogation endorsement to be added to the fire and extended coverage insurance maintained by either party insuring said premises, any part thereof or contents therein.

13.	 Default.

13.1	In the event that Lessee shall fail to carry out or perform
any covenant herein agreed to by it (and further fails to make good or remedy such default after written notice within five (5) days of non-payment and thirty (30) days for other matters);
or if Lessee should petition to be or be declared bankrupt or insolvent or make any conveyance or a general assignment for the benef it of creditors; or if a receiver be appointed for it, then in any one of such events, Lessor may, in addition to its other rights and remedies, immediately or at any time thereafter (unless cured), without further notice or demand:

(a)	Re-enter the premises immediately, and remove all of
Lessee's personnel and property therefrom. Lessor may store the property in a public warehouse or at another place of its choosing at Lessee's expenses or for Lessee's account;

(b)	After re-entry, terminate the lease on giving ten (10) days'
written notice of such termination to Lessee. Otherwise, entry will not terminate the lease; and,

(c)	May relet the premises or any part thereof, for such term,
without terminating the lease, at such highest possible rent and on such terms as it may choose. Lessor may make reasonable alterations to return the building to its original state and any needed repairs to the premises necessary to cure any default of Lessee.

13.2	Lessee shall be liable to Lessor, in addition to its other
liability for breach of the lease, for all expenses of the reletting, and of such repairs made, which Lessor may incur. In addition, Lessee shall be liable to Lessor for the difference between the rent received by Lessor under the reletting and rent installments that are due for the same period under this lease.

13.3	At its option, Lessor may apply any rent received from
reletting the premises as follows:

(a) To reduce Lessee's indebtedness to Lessor under the lease, not including indebtedness for rent;

(b)	To expenses of the reletting and such alterations and
repairs made;

(c)	To rent due under this lease; and,

(d)	To payment of future rent under this lease as it becomes due.

14.	Condemnation.  If the demised premises shall be taken under
the power of eminent domain, this lease shall terminate as of the earlier date either when possession shall be so taken or when Lessee is required to cease operation thereat.  The taking of any part of the building shall be deemed taking of the entire
premises.   If only a portion of the parking area is taken, and
such does not substantially interfere with Lessee's operations, this lease shall continue. The entire award for both leasehold and reversion received in any condemnation shall belong to Lessor; but Lessee shall be entitled to claim and to receive any award separately allocated for its relocation costs or personal property belonging to the Lessee.

15.	Non-Assignment.

15.1	Lessee may assign or sublet any part of the demised
premises without the prior written consent of the Lessor, which consent will not be withheld ,

15.2 The consent of Lessor to any assignment or subletting, accepting rental, or any other act of Lessor shall not constitute a waiver of the constitute a waiver of the necessity for such consent to any subsequent assignment or subletting.

15.3	No act of Lessor, except an express statement in writing
shall constitute a waiver by Lessor of the necessity for any required consent to an assignment or subletting, or release Lessee from any of the obligations herein imposed on Lessee.

16.	Quiet Enjoyment.

16.1	Lessor covenants that Lessee (upon the payment of the
rental herein reserved and its compliance with all the other terms and conditions herein imposed upon the Lessee) shall hold and enjoy the demised premises during the term of this lease free from the adverse claims of any and all persons.

16.2	Lessor or its authorized representative may enter the
demised premises at all reasonable times during regular working hours for the purpose of making inspections, performing any work required, and exhibiting the premises to or for lease, sale, mortgage or financing.

17.	 Holding Over. If Lessee remains in possession after the
expiration of the agreed term or any agreed extension thereof, without effectively exercising an option to renew or the execution of a new lease, Lessee shall not thereby acquire any right, title or interest in or to the leased premises, and shall be deemed a Lessee by sufferance during such holding over on a month-to-month basis. But in such event, Lessee shall be subject to all the conditions, provisions and obligations of this lease insofar as the same shall then be applicable, except that there shall be an automatic increase in the minimum monthly rent of ten percent (10%.).

18.	Miscellaneous.   Interest shall accrue on any monetary sum
required to be paid herein by Lessee after its due date at the prime rate then prevailing plus two percent (2%). If Lessor deems it necessary to file an action or proceeding to enforce any covenant or for breach of any covenant herein and prevails, Lessee shall pay the reasonable attorney's fees for Lessor's counsel, if it is found that Lessee did not act in good faith or with reasonable diligence in the dispute, the amount of such fees to be fixed by the court or arbiter.

19.	Subordination. This lease and all leasehold rights hereunder shall be, become and remain subordinate to the lien of any bona fide mortgage or deed of trust now or hereafter imposed upon all or any part of the demised premises. Upon reasonable requests, Lessee shall execute and deliver to Lessor any instrument reasonably requested by Lessor consenting to the full subordination of this lease to any such mortgage or deed of trust upon the condition that its rights hereunder shall not be disturbed by any foreclosure or otherwise so long as Lessee is not in default, and Lessor will request for Lessee a non-disturbance and attornment agreement from any mortgage.

20.	Notice. Notice to the parties hereto shall be in writing and effective if given either hand-delivered or by certified mail, return receipt requested, as follows (until changed by notice):

To Lessor:	Transit Express of Charlotte, Inc.

Attention:
Mr. Stephen L. Lit
1043 Palmyra Drive
Tega Cay, SC 29715

cc: Louis A. Bledsoe, Jr., P.A.
				Attorneys at Law
				Post Office Box 36779
				Charlotte, NC 28236-6779

To Lessee:	General Parcel Service, Inc.
Attention:
E. Hoke Smith, Jr.
8923 Western Way
Jacksonville, FL 32256

21.	Entire Agreement. The covenants and agreements herein
contained are binding on the parties hereto, their successors , assigns and legal representatives. This lease embodies all of the understandings and agreements of the parties, and the terms hereof shall not be changed or varied except by written instrument signed by both parties.

22.	Recordation.  Upon the request of either party, a short form lease shall be executed and recorded.

23.	Mortgagee's Rights. Lessee agrees that this Lease Agreement
shall be subject to any deed of trust or mortgage now on said leased premises, and to all advances already made, or which may be hereaf ter made, on account of said mortgages or deeds of trust to the extent of debts and charges secured thereby. In the event of a foreclosure pursuant to any deed of trust or mortgage, Lessee agrees to attorn to the purchaser pursuant to any foreclosure sale, and at the option of such purchaser, Lessee shall thereafter remain bound pursuant to the terms of this Lease Agreement as if a new and identical Lease Agreement between such purchaser, as Lessor, and Lessee, as tenant, had been entered into for the remainder of the term thereof.

24.	Option to Purchase.

A.	Lessee is hereby granted the option to purchase the leased
property for the purchase price of Three Hundred Seventy-Five
Thousand and No/100 Dollars ($375,000.00) upon the following terms and conditions:

1.	Payment in cash or certified check in full at closing; and,

2 . 	Property is being sold and purchased in "as is" condition
with	Lessee assuming all costs of inspections or investigations,
including any environmental, health or other such costs or any costs required by any governmental authorities in connection therewith.

B.	The exercise of the option shall be effective:

1.	Upon the first service of written notice thereof sent to
Lessor by depositing the same in the United States mail, posted registered return receipt requested, for delivery to Lessor addressed to Lessor at the address recited in Paragraph 20, or to such other address as the Lessor may instruct the Lessee during the future; and,

2.	Simultaneously with said service of notice, the tender to
Lessor, or its successor, of Twenty-Five Thousand and No/100
Dollars ($25,000.00) cash or certified check as earnest money;
and,

			3 .  The notice above is given to Lessor no later than three hundred sixty-five (365) days before the end of the first three
(3) year term of the lease; and,

4.	The closing will take place at any time thereafter mutually
agreeable to the Lessor and Lessee, but no later than February
9, 1998.

IN WITNESS WHEREOF, the parties have caused this Lease Agreement to be executed in duplicate originals pursuant to authority duly given, as of the day and year first above written.

TRANSIT EXPRESS OF CHARLOTTE, INC.,
Lessor

[CORPORATE SEAL]
By: /s/ Stephen L. Lit
(Stephen L. Lit, President)

ATTEST:
/s/ Geriiane P. Lit
( Secretary)

GPS ACQUISITION CORP.,
Lessee
By:  /s/ E. Hoke Smith, Jr.
(E. Hoke Smith, Jr., President)

[CORPORATE SEAL]

ATTEST:

/s/ Beverly A. Brooks
(Secretary)


STATE OF NORTH CAROLINA
COUNTY OF MECKLENBURG

I, a Notary Public in and for said County and State, do hereby certify that Gerianne P. Lit personally came before me this day and acknowledged that she is Secretary of TRANSIT EXPRESS OF CHARLOTTE, INC., a North Carolina corporation, and that by authority duly given and as the act of the corporation, the foregoing Lease Agreement was signed in its name by its president, sealed with its corporate seal and attested by her as its secretary.

	WITNESS my hand and official notarial stamp or seal on this 10th day of February, 1995.

/s/ Linda L. Lisnect
				Notary Public

My commission expires:  7/6/99.

STATE OF FLORIDA
COUNTY OF DUVAL

I, a Notary Public in and for said County and State, do hereby certify that Beverly A. Brooks personally came before me this day and acknowledged that she is Secretary of GPS ACQUISITION CORP., a Florida corporation, and that by authority duly given and as the act of the corporation, the foregoing Lease Agreement was signed in its name by its president, sealed with its corporate seal and attested by her as its secretary.

WITNESS my hand and official notarial stamp or seal on this the 10th day of February, 1995.

/s/ JOY L. WEBB
NOTARY PUBLIC, STATE OF FLORIDA

GUARANTEE OF LEASE AGREEMENT

In consideration of the execution by the parties of the foregoing Lease Agreement dated February 10, 1995, by and between TRANSIT EXPRESS OF CHARLOTTE, INC., a North Carolina corporation, as Lessor, and GPS ACQUISITION CORP., a Florida corporation, as Lessee, the undersigned does hereby guarantee and, upon any default by Lessee, agrees to perform each and every obligation of Lessee under said Lease Agreement or any renewal or extension thereof.

GENERAL PARCEL SERVICE, INC.
By:  /s/ E. Hoke Smith, Jr.

                                 	   								 Exhibit 10.5
                                              ------------

PURCHASE AGREEMENT
(Transit Express of Charlotte, Inc.)

Table of Contents
Article 1. Assets Purchased
Article 2. Purchase Price
Article 3. Representations And Warranties
Article 4. Covenants
Article 5. Conditions To The Purchase
Article 6. Competition; Confidentiality
Article 7. Survival And Indemnity
Article 8. Termination And Abandonment
Article 9. Miscellaneous

ASSET PURCHASE AGREEMENT
(Transit Express of Charlotte, Inc.)

PURCHASE AGREEMENT, dated as of February 6,1995 (the "Agreement") by and between Transit Express of Charlotte, Inc., a North Carolina corporation ("Seller" or "TE") and Stephen Lit and Gerianne Lit (each individually a "Shareholder" and, collectively, the "Shareholders"), and GPS Acquisition Corp., a North Carolina corporation (the "Purchaser") and General Parcel Service, Inc., a Florida corporation, (the "Guarantor").

Preliminary Statement. Seller wishes to sell to Purchaser, and Purchaser wishes to buy from Seller, all of the assets owned or used by Seller in its parcel delivery business (the "Business") on the terms hereof. The Shareholders own all of the issued and outstanding capital stock of Seller, have approved the execution, delivery and performance of this Agreement by Seller and join in this Agreement for the purposes set forth herein.

ACCORDINGLY, the parties hereto, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, do hereby agree as follows:

Article1  Assets Purchased.

1.1	Subject to the terms, conditions, restrictions and
limitations hereinafter set forth, Seller agrees to sell to Purchaser free and clear of all mortgages, security interests, liens, encumbrances and charges of any kind, and Purchaser agrees to purchase from Seller, the following assets and the Business as a going concern:

1.1.1	All of Seller's furniture, fixtures, plant and office
machinery, spare parts, replacements, tools, motor vehicles and other rolling stock and equipment including without limitation, the personal property listed on Schedule 1.1.1 hereto and initialed by the parties;

1.1.2	All of Seller's right, title and interest in and to the
corporate name Transit Express of Charlotte, Inc., the trade name "Transit Express" or any similar derivation thereof, the logo set forth on Schedule 1.1.2 hereto, the phrase "One Call Ships It All", and any trademarks, copyrights, trade names or other intellectual property rights of Seller. In this regard, Seller, upon request of Purchaser, will take the necessary and prompt action required to change its corporate name, at Purchaser's expense, and shall assist Purchaser in the transfer of Seller's telephone numbers, including, but not limited to any existing 800 number to Purchaser at Purchaser's request;

1.1.3	All of Seller's accounts receivable reflected
on the Financial Statements of Seller or otherwise disclosed by Seller to Purchaser as of February 3, 1995 and all accounts receivable since February 3, 1995 through and including the Closing Date (the "Accounts Receivable"). Any Accounts Receivable paid to Seller after the Closing Date shall be paid over to Purchaser immediately;

	1.1.4 All of Seller's licenses and permits of whatever kind and nature capable of being transferred to Purchaser;

	1.1.5   	 All of Seller's patents, trademarks, slogans, trade
secrets, and processes, if any;

1.1.6	All prepaid expenses of Seller;

1.1.7	All of Seller's catalogs, and books and records relating
to the Business, provided however, that Seller shall retain its corporate books and records, check books, canceled checks and other records not related to the on going operation of the Business with Purchaser retaining copies of such retained books and records as Purchaser may request, at Purchaser's expense;

	1.1.8 All of Seller's right, title and interest in and to Seller's customer lists, customers and patronage;

1.1.9	All computer hardware and software;

1.1.10 All other assets of Seller used or useful in the Business.

1.2 All of the foregoing assets shall be referred to herein collectively as the "Assets".

1.3	Closing Date.  The closing of the sale and purchase of the
Assets (the "Closing") shall take place at the offices of Louis
A. Bledsoe, Jr., P.A., 1057 East Morehead Street, Charlotte,
North Carolina 28204, at 9:00 a.m. local time on February 10, 1995, or at such other date, time and place as is mutually agreed among the parties or, if all of the conditions to the obligations of the parties set forth in Article 4 have not been satisfied or waived by February 10, 1995, and there is no agreement among the parties, on the day which is two business days following the date on which all such conditions have been satisfied or waived (such date and time of closing being herein called the "Closing Date".

Article 2 Purchase Price

2.1 The total purchase price to be paid by Purchaser shall be as set forth in this Article 2 and shall be paid in the following manner:

	2.1.1	$75,000 in cash shall be paid to Seller at Closing.

2.1.2 Assumption by Purchaser of the "Assumed Liabilities" as defined in Section 2.5.2 hereof

2.2	Post-Closinig Adjustment.

2.2.1	Regarding-Accounts Receivable.  Seller and the
Shareholders have made representations in Section 3.1.5 hereof regarding the amount and collectibility of the Accounts Receivable. Within 15 days after the end of the 90 day period following the Closing Date, Purchaser shall advise Seller in writing of the amount of Accounts Receivable that have been collected, setting forth in reasonable detail the payor, the applicable account number (if any), the amount paid and any uncollected Accounts Receivable as of such date (the "Post Closing Notice"). If the amount of collected Accounts Receivable shown in the Post Closing Notice is less than the Represented Collectibility Amount (as defined in Section 3.1.5 hereof) (such shortfall being referred to as the "Deficiency Amount"), Seller shall pay the Deficiency Amount within ten days of receipt of the Post Closing Notice. In the event that Seller does not timely pay the Deficiency Amount, the then remaining balance due to each Shareholder pursuant to the Noncompetition Payments provided for in Section 6.1 ("Noncompetition Payments") shall be proportionately reduced by an amount equal to the Deficiency Amount and the monthly payments adjusted accordingly. The provisions of this Section shall be self effectuating and adjustment of the principal amount of the Noncompetition Payments shall be made with no further action on the part of Seller and the Purchaser. Purchaser shall use reasonable commercial efforts in the collection of the Accounts Receivable after the Closing Date.

2.2.2	Regarding Accounts Payable.  Seller and the Shareholders
have made representations in Section 3.1.5 regarding the amount, due dates, and other material terms of the Accounts Payable. If Purchaser, through no fault of its own, is required to pay an Accounts Payable amount in excess of the amount represented as due (an "Excess Payment") or on a date earlier than the represented due date (an "Early Payment"), then Purchaser shall be entitled to reimbursement of the Purchase Price or reduction of the then remaining balance of the Noncompetition Payments in the manner provided in this Section 2.2.2. Within thirty (30) days after each anniversary following the Closing Date, so long as any Accounts Payable are due, Purchaser shall determine whether an Excess Payment or an Early Payment has been made in the preceding year and provide to Seller its calculations regarding same, substantiating such calculations in reasonable detail. If there have been one or more Excess Payments in such year, the then remaining balance of the Noncompetition Payments shall be automatically reduced by such amounts and the monthly payments adjusted accordingly if the Noncompetition Payments are still outstanding. If the Noncompetition Payments are not outstanding, Seller and the Shareholders shall reimburse the amount of the Excess Payments to Purchaser within thirty (30) days of such notice. If there have been one or more Early Payments in such year (other than voluntary prepayments by Purchaser), the then remaining balance of the Noncompetition Payments shall be reduced by an amount equal to the interest that would be earned (at 10% per annum) on the amount of such Early Payment between the date paid and the date represented by Seller as actually due (the "Calculated Amount"), and the remaining monthly payments shall be adjusted accordingly, if the Noncompetition Payments are still outstanding. If the Noncompetition Payments are not outstanding, Seller and the Shareholders shall reimburse the Calculated Amount to Purchaser within thirty (30) days of such notice.

	2.3 Taxes. Taxes assessed or levied against the Assets shall be prorated between Seller and Purchaser as of the Closing Date on the basis of the most recent tax bills. An appropriate adjustment, if necessary, shall be made when the true bill for such taxes is received by Seller or Purchaser. 'Me party receiving such tax bill promptly shall provide the other party with a copy of such tax bill.

2.4	Utilities, All utility charges, including gas, oil,
electricity, sewer and water, pertaining to the Assets or the Business shall be prorated between Seller and Purchaser as of the Closing Date, except to the extent such charges are included
in the Accounts Payable.   Accordingly, any invoices received
after the Closing Date for utility charges that have accrued up to and including the Closing Date shall be for Seller's account.

	2.5	Retained and Assumed Liabilities.-

2.5.1	Notwithstanding that any obligations or liabilities of
Seller are set forth or otherwise referenced in any one or more of the Schedules hereto, except as expressly provided in Section 2.5.2, Purchaser does not and will not assume, pay, perform or discharge (or cause to be paid, performed or discharged), and Seller and the Shareholders covenant and agree that they shall retain and be responsible for all obligations and liabilities of Seller in any manner caused by, resulting from or relating to events occurring or actions taken or failed to be taken by Seller with respect to or relating to the operation of the Assets and the Business at any time prior to and including the Closing Date (the "Retained Liabilities").

2.5.2	On the terms and subject to the conditions set forth in
this Agreement, and in further consideration of the transfer of the Assets as contemplated hereby, Purchaser shall perform or discharge (or cause to be paid, performed or discharged) on a timely basis (i) only those obligations expressly set forth and described on Schedule 2.5.2 hereto (the "Accounts Payable") and
(ii) all obligations and liabilities in any manner caused by, resulting from or relating to events occurring, or actions taken or failed to be taken by Purchaser with respect to or relating to the operation of the Assets and the Business at any time after the Closing Date, (i) and (ii) being collectively referred
to as (the "Assumed Liabilities").   The Assumed Liabilities
shall be guaranteed by Guarantor.

	2.6	Closing Deliveries.

	2.6.1 Closing Deliveries By Seller. At the Closing, Seller shall deliver, or cause to be delivered, at its cost and expense the following to Purchaser:

	2.6.1.1 The Lease attached hereto as Exhibit A the "Lease") signed by Seller.



	2.6.1.2	Bills of sale acceptable to Purchaser in the reasonable
exercise of its discretion, transferring to Purchaser Seller's interest in the Assets and the Business.

	2.6.1.3	Assignment and assumption agreements acceptable to
Purchaser in the reasonable exercise of its discretion assigning to Purchaser on the same terms that presently exist, all of Seller's rights in and interest under those leases and contracts listed on Schedule 2.6.1.3 hereto or entered into after the date hereof in accordance with the terms hereol Seller and Purchaser understand and agree that certain of the "Assumed Liabilities" are loans currently outstanding with Centura Bank. In the event that such loans are not assumable in their current form without material modification to the principal amount and/or the payment terms, then Purchaser, in its sole discretion, may terminate this Agreement. In the event of such termination, Section 8.1 shall apply.

	2.6.1.4 Certificates of title for motor vehicles and other certificated equipment.

	2.6.1.5 The opinions, certificates, agreements and other documents required to be delivered pursuant to Section 2.5.1.

	2.6.1.6 Such other documents as Purchaser reasonably may require in order to effect the transactions contemplated herein.

	2.6.2 Closing Deliveries By Purchaser. At the Closing, Purchaser shall deliver the following to Seller:

	2.6.2.1 The cash portion of the purchase price by commercial bank check;

	2.6.2.2	Assignment and assumption agreements acceptable to
Sellers in the reasonable exercise of its discretion, pursuant to which Purchaser assumes (i) the Assumed Liabilities and [(ii) Seller's obligations on the same terms that presently exist under those leases and contracts listed in Schedule 2.6.1.3 hereto or entered into after the date hereof in accordance with the terms hereof (excluding those contracts or leases that Purchaser does not assume pursuant to Section 2.5.1 hereto);

	2.6.2.3	The Lease, signed by Purchaser;

	2.6.2.4 The opinions, certificates and other documents required to be delivered pursuant to Section 5.2

	Article 3. Representations And Warranties.

	3.1 Representations And Warranties Of Sellers. The Seller and the Shareholders, jointly and severally (except to the extent expressly set forth below as the several representation, warranty or agreement of a party), represent and warrant to, and agree with, the Purchaser as follows:

3.1.1	Organization And Qualification Of TE.  TE is a corporation
duly organized, validly existing and in good standing under the laws of the State of North Carolina and has all requisite power and authority to own or lease and operate its properties and assets and to carry on its business as, and in the places where, such properties and assets are now owned or leased and operated and such business is now being conducted. TE is not required to be qualified as a foreign corporation in any jurisdiction.

3.1.2	Capitalization Of TE.  The authorized capital stock of TE
consists of 100,000 shares of Common Stock, $1.00 par value, of which 816 shares of Common Stock are issued and outstanding.
All of the issued and outstanding shares of capital stock of TE are validly issued in compliance with all applicable laws, fully paid and nonassessable and free of preemptive rights. There are no outstanding options, warrants, convertible securities or other rights, agreements, arrangements or commitments obligating any Shareholder or TE to issue or sell any shares of capital stock of TE.

3.1.3	Title To Stock.  Each Shareholder severally represents,
warrants and agrees that (i) he owns, or as of the Closing Date will own, of record and beneficially, his Shares free and clear of any lien, pledge, security interest, liability, charge or other encumbrance or claim of third parties (a "Lien").

3.1.4	Other Interests.  TE does not own any equity or debt
interest or any form of proprietary interest in any entity, or any obligation, right or option to acquire any such interest, except for the Accounts Receivable. None of the Sellers owns, directly or indirectly, an interest in any entity that is a competitor, customer or supplier of TE or that otherwise has business dealings with TE except as set forth on Schedule 3.1.4.

3.1.5	Financial Statements.  The financial statements of TE for
the fiscal years ended December 31, 1994 and December 31, 1993 and for the short period ended February 3, 1995, which are attached as Appendix A (the "Financial Statements") have been prepared in accordance with generally accepted accounting principles applied on a consistent basis and fairly present in all material respects the financial condition of TE as at the dates thereof and the results of the operation and cash flows for the periods then ended. The Financial Statements have been prepared from the books and records of TE, which accurately and fairly reflect the transactions and dispositions of the assets of TE. Except as set forth on Schedule 3.1.5, since December
31, 1994, with respect to TE in the current fiscal year as compared to the comparable period in the prior fiscal year, (i) there has not been any material adverse change in the business, operations, prospects, financial condition, assets or liabilities (contingent or otherwise) of TE, and (ii) TE has not engaged in any transaction of a kind that would be prohibited without the consent of the Purchaser pursuant to Section 3.1.1. The Financial Statements and Schedule 3.1.5 set forth all material liabilities or obligations of TE, contingent or absolute. The Accounts Payable set forth on Schedule 2.5.2 hereof accurately set forth the amount, due date, obligee and other material terms of the obligations set forth thereon.
Seller has provided Purchaser with the respective notes, agreements, invoices and other documents containing the terms of the Accounts Payable.

The Accounts Receivable reflected on the Financial Statements of TE as of December 31, 1994, and all Accounts Receivable since December 31, 1994 arose from bona fide transactions in the ordinary course of business with unaffiliated persons or entities. No Account Receivable of TE has been assigned or pledged to any other person or entity, except as set forth on
Schedule 3.1.5. and all Accounts Receivable will be collectible at their face amount, less an amount of such accounts that shall not be collectible, which amount shall not exceed $2,000.00 in the aggregate. The amount of collectible Accounts Receivable net of any uncollectible account as of the Closing Date shall not be less than $110,000.00 (the "Represented Collectibility Amount") and shall be collectible within 90 days of the Closing Date.

3.1.6	Authority Relative To Agreement: Non-Contravention.  The
execution, delivery and performance of this Agreement by Seller has been approved by all requisite corporate action, including Shareholder approval. Seller and each Shareholder have all requisite power and authority to enter into this Agreement and to perform their respective obligations hereunder. This Agreement has been duly executed and delivered by Seller and the Shareholders. In addition, the Agreement constitutes the legal, valid and binding obligation of Seller and the Shareholders enforceable in accordance with its respective terms and (B) does not (with notice or lapse of time or both) result in any violation of or default under any mortgage, agreement or other instrument or any permit, judgment, order, law or regulation applicable to Seller, any Shareholder or his or its respective properties.

3.1.7	Consents.  No consent, approval, order or authorization
of, or registration, declaration or filing with, any federal, state, local or foreign governmental or regulatory authority or any other person is required to be made or obtained in connection with the execution and delivery of this Agreement or the documents or transactions contemplated hereby by the Seller or the Shareholders.

3.1.8	Corporate Documents.  True, correct and complete copies of
the Articles of Incorporation and By-Laws of Seller have been delivered to the Purchaser. The corporate minute books of Seller contain the minutes of all the meetings of the directors (and any committee thereof) and the stockholders of the Seller that have been held.

3.1.9	Certain Tax Matters.  All federal and state income tax
Returns required to be filed on or before the Closing Date by or on behalf of Seller have been timely filed through the date hereof or will be timely filed on or before the Closing Date in accordance with all applicable laws, all amounts shown as due on such Returns have been paid, and all such Returns accurately state the amount of Taxes Seller is required to pay and are correct and complete in all respects. Except as set forth in
Schedule 3.1.9. there is no action, suit, proceeding, investigation, audit or claim that relates in any way to Taxes now pending against, nor has any claim for additional Tax or assessment been asserted by any taxing authority relating to Seller or any income, property or operations of Seller. There are no agreements for the extension of the time for the assessments of any Taxes of Seller or with respect to any income, properties or operations of Seller. There are no liens for Taxes upon the assets of Seller except inchoate liens for current taxes not yet due.

Seller has not filed a consent under Section 341(f) of the Code
concerning collapsible corporations.   Seller (a) has not been a
member of an affiliated group filing a consolidated federal income Return nor (b) has any liability for Taxes of any person or entity under Treas. Reg. Section 1.1502-6 (or any similar provision of state, local or foreign law), as a transferee or successor, by contract, or otherwise. The term "Tax", when used in this Agreement, means any and all taxes (including, without limitation income, gross income, gross receipts, sales, rental, use, unemployment, social security, insurance, occupation, environmental, transfer, minimum, alternative minimum, estimated, value-added, property (tangible and intangible), excise, franchise, capital, doing business and stamp taxes), payments required to be made under Section 7519 of the Code, licenses, levies, imposts, duties, recording charges or fees, charges assessments or withholdings of any nature whatsoever, together with any and all assessments, penalties, fines, additions to tax and interest thereon. "Return" means any return, declaration, report, claim for refund, or information return or statement relating to Taxes, including any schedule or attachment thereto, and including any amendment thereof

3.1.10	No Default, Permits. (i) The Business is being conducted
in compliance with applicable permits, judgments, orders, laws and regulations of all governmental bodies; (ii) TE is not in default under and, to the knowledge of TE and the Shareholders, no other party is in material default under, the terms of any contract, agreement, understanding, lease or commitment to which TE is a party or to which its assets or properties are subject; and (iii) TE possesses all material franchises, permits, licenses, certificates, approvals and other authorizations necessary to own or lease and operate its properties and to conduct its business in the manner in which and in the jurisdictions and places where such business is now conducted.

3.1.11	Litigation.  Except as set forth on Schedule 3.1.11, (i)
there are no pending or, to the knowledge of the Seller and the Shareholders, threatened, claims, actions, proceedings or investigations against or affecting TE or its properties and to knowledge of the Seller there is no basis for any such claim, action, proceeding or 3.1.11, are all orders, judgments, settlements, investigation. Set forth on Schedule 3.1.11, are all orders, judgments, settlements, decrees or injunctions entered within the last five years affecting TE or its properties.

3.1.12	Certain Agreements.  TE is not a party to any agreement,
contract, lease, understanding or commitment the benefits of which are contingent upon, the terms of which will be altered by, the expense of which will be increased by, under which the obligations of TE are accelerated by, or pursuant to which the rights or obligations of the parties thereto will be calculated on the basis of, any of the transactions contemplated by this Agreement, except as set forth on Schedule 3.1.12.

3.1.13	Labor Controversies.  TE is not now, nor has been at any
time in the prior five years, a party to any collective bargaining agreement. There are no labor controversies pending, or to the knowledge of any Shareholder or Seller, threatened against TE and there have been no labor controversies at any time in the prior five years.

	3.1.14 ERISA And Other Employee Benefit And Employment Matters.

	3.1.14.1	TE does not currently maintain nor has it ever
maintained an "employee pension benefit plan" (as defined in Section 3(2) of the Employee Retirement Income Security Act of
1974, as amended ("ERISA")).

	3.1.14.2	Schedule 3.1.14 lists each "employee welfare benefit
plan" (as defined in Section 3(l) of ERISA) that TE maintains, contributes to, or is required to contribute to on behalf of any employee or former employee, including any multi-employer welfare plan (such employee welfare benefit plans are hereinafter collectively referred to as the "Welfare Benefit
Plans"), and sets forth the amount of any liability of TE for any payments past due with respect to each Welfare Benefit Plan as of the Closing Date. No voluntary employees' beneficiary association or other funding arrangement (other than insurance contracts) are being utilized to fund or implement any Welfare
Benefit Plan. TE has not made either written or oral representations to any employee or former employee promising or guaranteeing any employer payment or funding for the continuation of benefits or coverage under any Welfare Benefit
Plan for any period of time beyond the end of the current plan year (except to the extent required under Code Section 4980B).

	3.1.14.3	Schedule 3.1.14 lists each deferred compensation plan,
bonus plan, stock option plan, employee stock purchase plan and any other employee benefit plan, arrangement or commitment
(whether written or oral) not required under Section 3.1.14.1 or
Section 3.1.14.2 to be listed in Schedule 3.1.14 (other than normal policies concerning holidays, vacations and salary continuation during short absences for illness or other reasons) maintained by TE for any employee (all such plans, agreements, arrangements, and commitments are hereinafter collectively referred to as the "Employee Benefit Plans").

	3.1.14.4	TE does not maintain, nor has ever maintained,
contributed to, or had any employees participating in any "defined benefit plan" (as defined in Section 3(35) of ERISA).

As used herein "Affiliate" means any organization which is a member of a controlled group of organizations within the meaning
of Code Sections 414(b), (c), (m), or (o)	of which TE is a
member.

	3.1.14.5	The Welfare Benefit Plans and the Employee Benefit
Plans are legally valid and binding and in full force and effect. All such plans comply currently, and have complied in the past, both as to form and operation, with the provisions of all laws, rules and regulations governing or applying to such plans, including but not limited to ERISA, the Code, the Americans with Disabilities Act, and the Age Discrimination in
Employment Act. All reports and filings required by any governmental agency with respect to each such plan have been timely and completely filed. On and after January 1, 1975, none of the following has engaged in any transaction in violation of
Section 406(a) or (b) of ERISA that would subject TE or Purchaser to any taxes, penalties, or other liabilities resulting from such transaction: either TE, any Affiliate, or any plan fiduciary of the Welfare Benefit Plans or Employee
Benefit Plans.  None of the Welfare Benefit Plans or Employee
Benefit Plans is being audited or investigated by any governmental agency. With respect to such plans, there are no actions, suits or claims (other than routine claims for benefits in the ordinary course) pending or threatened and there are no facts which could give rise to any such actions, suits or claims. A true, correct and complete copy of all relevant documents (including plan documents, insurance contracts, summary plan descriptions and Forms 5500) for each item listed on Schedule 3.1.14 has been delivered to Purchaser.

	3.1.14.6	As of the Closing Date there will be no material
liabilities, absolute or contingent, of TE or any employee, officer, director or any person which may have indemnity rights or contribution rights or other recourse against TE with respect to the Welfare Benefit Plan or any Employee Benefit Plan, except for (A) liabilities which are fully funded by the set aside in trust or irrevocable dedication for that purpose of assets the fair market value of which exceeds the liabilities to which they are dedicated or set aside and (B) liabilities which have been fully accrued on the Financial Statements.

	3.1.14.7	Except as set forth on Schedule 3.1.14, as of a time
immediately after the Closing Date, TE may terminate any Welfare
Benefit Plan or any Employee Benefit Plan without any liability to employees, former employees, beneficiaries, or any other party or person except to the extent such liabilities have been accrued or funded as described in the preceding paragraph or as set forth on Schedule 3.1.14.

	3.1.14.8 The consummation of the transactions contemplated by this Agreement will not accelerate the time of payment or vesting or increase the amount of compensation due to any director, officer, employee, former director, former officer or former employee of TE.

3.1.15	Compliance With Environmental Laws.

	3.1.15.1	TE and its respective predecessors have complied with
all laws (including rules and regulations thereunder) of federal, state, local and foreign governments (and all agencies thereof) concerning the environment, public health and safety, and employee health and safety, and no charge, complaint, action, suit, proceeding, hearing, investigation, claim, demand, or notice has been filed or commenced against any of them alleging any failure to comply with any such law or regulation.

	3.1.15.2	TE has no Liability (and there is no Basis related to
the past or present operations, properties, or facilities of TE and its respective predecessors for any present or future charge, complaint, action, suit, proceeding, hearing, investigation, claim or demand against TE giving rise to any Liability whatsoever) under the Comprehensive Environmental
Response, Compensation and Liability Act of 1980, the Resource
Conservation and Recovery Act of 1976, the Federal Water
Pollution Control Act of 1972, the Clean Air Act of 1970, the
Safe Drinking Water Act of 1974, the Toxic Substances Control
Act of 1976, the Refuse Act of 1899, or the Emergency Planning and Community Right-to-Know Act of 1986 (each as amended), or any other law (or rule or regulation thereunder) of any federal, state, local, or foreign government (or agency thereof), concerning release or threatened release of hazardous substances, public health and safety, or pollution or protection of the environment.

	3.1.15.3	TE has no Liability (and TE and its respective
predecessors have not handled or disposed of any substance, arranged for the disposal of any substance, or owned or operated any property or facility in any manner that could form the Basis for any present or future charge, complaint, action, suit, proceeding, hearing, investigation, claim, or demand [under the common law or pursuant to any statute] against TE giving rise to any Liability) for damage to any site, location, or body of water (surface or subsurface) or for illness or personal injury, except to the extent of an underground gasoline storage tank and related gas pump located at 412 West Tremont Avenue, Charlotte, North Carolina.

	3.1.15.4	TE has no Liability (and there is no Basis for any
present or future charge, complaint, action, suit, proceeding,
hearing, investigation, claim, or demand against TE giving	rise
to any Liability) under the Occupational Safety and Health Act, as amended, or any other law (or rule or regulation thereunder) of any federal, state, local, or foreign government (or agency thereof) concerning employee health and safety.

	3.1.15.5 TE has no Liability (and TE has not exposed any employee to any substance or condition that could form the Basis for any present or future charge, complaint, action, suit, proceeding, hearing, investigation, claim, or demand [under the common law or pursuant to statute] against TE giving rise to any Liability) for any illness of or personal injury to any employee.

	3.1.15.6	TE has obtained and been in compliance with all of the
terms and conditions of all permits, licenses, and other authorizations which are required under, and has complied with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables which are contained in all federal, state, local and foreign laws (including rules, regulations, codes, plans, judgments, orders, decrees, stipulations, injunctions, and charges thereunder) relating to public health and safety, worker health and safety, and pollution or protection of the environment, including laws relating to emissions, discharges, releases, or threatened releases of pollutants, contaminants, or chemical, industrial, hazardous, or toxic materials or wastes into ambient air, surface water, ground water, or lands or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants, or chemical, industrial, hazardous, or toxic materials or wastes.

	3.1.15.7	All properties and equipment used in the business of
TE have been free of asbestos, PCB'S, methylene cbloride, trichloroethylene, 1,2 transdichloroethylene, dioxins, dibenzofurans, and Extremely Hazardous Substances.

	3.1.15.8	No pollutant, contaminant, or chemical, industrial,
hazardous, or toxic material or waste ever has been buried, stored, spilled, leaked, discharged, emitted, or released on any real property that TE owns or has ever owned or that TE leases or ever has leased.

	3.1.15.9	For purposes of this Agreement, "Basis" means any past
or present fact, situation, circumstance, status, condition, activity, practice, plan, occurrence, event, incident, action, failure to act, or transaction that forms or could form the basis for any specified consequence.

	3.1.15.10	For purposes of this Agreement "Liability "means any
liability (whether known or unknown, whether absolute or contingent, whether liquidated or unliquidated, and whether due or to become due), including any liability for taxes.

3.1.16	Physical Condition Of Facilities.  The physical
facilities of TE to be leased by Purchaser under the Lease are in good repair and have been maintained in accordance with customary maintenance practices and are in a state of repair (normal wear and tear excepted) adequate for the normal use of such facilities in the ordinary conduct of the business of TE as now conducted.

3.1.17 Proprietary Information.    Set forth on Schedule 3.1.17
are all copyrights, trademarks, trade names, patents, technology, know-how, processes and similar intellectual property rights
(the "Intellectual Property") TE owns or is licensed to use.
All royalties, honoraria or other fees with respect to the use of any Intellectual Property by TE have been paid in full. To the knowledge of the Seller and Shareholders use of any Intellectual Property by TE does not infringe on the rights of any person, and the Seller and Shareholders have no knowledge of any infringing use of the Intellectual Property of TE any person or entity. All assets, mailing lists and customer lists that have been represented to the Purchaser as proprietary in nature, each of which is set forth on Schedule 3.1.17, are proprietary in nature. Proper and adequate steps have been taken to ensure their continued proprietary nature and nothing material has transpired that would compromise or call into question their proprietary nature.

3.1.18	Title To Properties: Absence Of Liens And Encumbrances.
Set forth on Schedule 3.1.18 is a list of (i) all real property owned by TE, and (ii) all leases of real or personal property under which TE is the lessee (the "Listed Assets"). The Assets, including the Listed Assets, constitute all assets necessary to conduct the business of TE as conducted on the Closing Date. Except as set forth on Schedule , TE has good and marketable title to all its properties and assets, real, personal and mixed, (including the Assets) used in its business, free and clear of any Liens. All leases under which TE is the lessee of any real or personal property that are material to the conduct of the Business are, to the best of Seller's and the Shareholders' knowledge, valid and binding on the lessors thereunder in accordance with their respective terms and TE is not in breach thereof.

 3.1.19 Properties, Contracts And Other Data.  Set forth on
Schedule 3.1.19 are the following.

 3.1.19.1 The twenty largest customers (measured in terms of gross receipts) of TE in each of the last two fiscal years;

	3.1.19.2	Any rate schedules used by TE during the last two
fiscal years and at present

	3.1.19.3	All current trade-out arrangements between TE and any
party; and



 3.1.19.4  Any arrangements or agreements of TE with competitors.

 3.1.20	Insurance.  Set forth on Schedule 3.1.20 is a list of all
insurance policies of TE, all of which are in full force and effect and shall continue in full force and effect in accordance with their terms after the consummation of the transactions contemplated by this Agreement until the date set forth in
Schedule 3.1.20.

3.1.21	No Omissions.  No representation, warranty or statement
made by a Seller or any Shareholder in or pursuant to this Agreement, any schedule, exhibit or appendix or any other information delivered to the Purchaser in connection with the transactions contemplated by this Agreement contains or will contain any untrue statement of material fact or omits or will omit to state any material fact necessary to make such representation, warranty, statement, schedule, exhibit, appendix or information not misleading.

3.1.22	Inquiry.  Without limitation of any representation,
warranty or covenant set forth in this Agreement or any Other Agreement, Seller and each Shareholder represent and warrant that to the extent that any of the matters addressed in any representation or warranty are not within his or its personal knowledge, he or it has made reasonable, good faith inquiry with respect to such matter of persons upon whom Seller or such Shareholder reasonably and in good faith believes he or it and the Purchaser are justified in relying.

	  3.2 Representations And Warranties Of The Purchaser. The Purchaser represents and warrants to, and agrees with, Seller as follows:

	3.2.1	Organization of the Purchaser.  The Purchaser is a
corporation duly organized, validly existing and in good standing under the laws of the State of Florida and has all requisite power and corporate authority to execute, deliver and perform this Agreement and to consummate the transactions contemplated hereby.

3.2.2	Authority Relative To Agreement, Non-Contravention.  The
execution and delivery of this Agreement by the Purchaser and the consummation by the Purchaser of the transactions contemplated hereby have been duly authorized by the Purchaser. This Agreement has been duly executed and delivered by the Purchaser and constitutes the legal, valid and binding obligation of the Purchaser, enforceable against the Purchaser in accordance with its terms. The execution, delivery and performance of this Agreement will not (A) conflict with any provision of the Certificate of Incorporation or By-laws of the Purchaser or (B) result in any violation of or default under any mortgage, agreement or other instrument, order, law or regulation applicable to the Purchaser or its properties, if such violation or default would, when taken together with all such other violations or defaults, affect materially and adversely the ability of the Purchaser to consummate the transactions contemplated hereby.

3.2.3	Consents.  No consent, approval, order or authorization
of, or registration, declaration or filing with, any federal, state, local or foreign governmental or regulatory authority is required to be made or obtained by the Purchaser in connection with the execution and delivery of this Agreement by the Purchaser or the consummation by the Purchaser of the transactions contemplated hereby.

3.2.4	Financial Statements.  Prior to the date hereof, the
Purchaser has furnished to the Sellers a copy of the Purchaser's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The financial statements of the Purchaser set forth therein have been prepared in accordance with generally accepted accounting principles applied on a consistent basis and fairly present in all material respects the financial condition of the Purchaser as at the dates thereof and the results of its operations and its cash flows for the periods then ended. Since December 31, 1993 there has been no change in the financial condition of the Purchaser which would affect materially and adversely the ability of the Purchaser to perform its obligations under this Agreement.

Article 4. Covenants.

 4.1 Covenants of Sellers. The Seller and Shareholders, jointly and severally, covenant and agree with the Purchaser as set forth in this Section 4.1:

4.1.1	Conduct of TE's Business.  Except as set forth on Schedule
4.1.1, between the date hereof and the Closing Date, TE and the Shareholders shall use their best efforts to cause the TE to comply with the following, unless the Purchaser shall otherwise consent in writing:

4.1.1.1	The business of TE shall be conducted only in, and TE
shall not take any action except in, the ordinary course of business consistent with past practice.

4.1.1.2	TE shall not directly or indirectly do any of the
following: (A) issue, sell, pledge, dispose of or encumber (1) any capital stock or (2) except inventory and other minor assets in the ordinary course of business, any assets of TE; (B) amend or propose to amend its Articles of Incorporation or By-Laws;
(C) split, combine or reclassify any outstanding shares of any class of its capital stock; (D) declare, set aside or pay any dividend payable in cash, stock, property or otherwise make or authorize any other payment on or in respect of any class of its capital stock; (E) redeem, purchase, acquire or offer to acquire any shares of any class of its capital stock; or (F) enter into any contract, agreement, commitment or arrangement with respect to any of the matters set forth in this Section 4.1.1.2.

4.1.1.3	TE shall not (A) acquire (by merger, consolidation or
acquisition of stock or assets) any corporation, partnership or other business organization or division thereof; (B) create, incur, assume, guarantee or become liable for any indebtedness for borrowed money (including capital leases) or issue any debt securities; (C) enter into or modify any material contract, lease, agreement or commitment; (D) terminate, modify, assign, waive, release or relinquish any material contract rights or amend any material rights or claims; (E) except in the ordinary course of business, pay, discharge or satisfy claims, liabilities or obligations (absolute, accrued, contingent or otherwise); (F) cancel any debts or waive any claims or rights; or (G) make any capital expenditure or commitment, except capital expenditures that, individually, do not exceed $5,000.

	4.1.1.4	TE shall not grant any increase in the salary or other
compensation to, or grant any bonus to, or enter into any employment agreement or make any loan to or enter into any contract, arrangement or transaction of any other nature with, any director, officer or employee of TE including the Shareholders.

	4.1.1.5	TE shall not take any action to institute any new
severance or termination pay practices with respect to any director, officer or employee of TE, including the Shareholders, or to increase the benefits payable under its severance or termination pay practices.

	4.1.1.6	TE shall not adopt or amend, in any respect, except as
may be required by applicable law, any collective bargaining, bonus, profit sharing, compensation, stock option, restricted stock, pension retirement, deferred compensation, employment or other employee benefit plan, agreement, trust, fund, plan or arrangement for the benefit or welfare of any director, officer or employee of TE, including the Shareholders.

	4.1.1.7	TE shall not enter into any contract with any
Shareholder or an affiliate of any Shareholder providing for the provision of goods or services or otherwise.

	4.1.1.8	TE shall, to the extent not prohibited by the foregoing
provisions of this Section 4.1.1, utilize its best efforts to maintain its relationships with its suppliers and customers.

4.1.2	Other Agreements.  Subject to the terms and conditions
herein provided, Seller and Shareholders agree to utilize their best efforts to take, or cause to be taken, all action and to do, or cause to be done, all things necessary, proper or advisable to consummate and make effective as promptly as practicable the transactions contemplated by this Agreement.

4.1.3	Notification Of Certain Matters.  Seller and Shareholders
shall give prompt notice to the Purchaser of (i) the occurrence, or failure to occur, of any event that Seller or Shareholders believe would be reasonably likely to cause any of its representations or warranties contained in this Agreement to be untrue or inaccurate at any time from the date hereof to the Closing Date, and (ii) any failure of Seller or Shareholders to comply with or satisfy any covenant, condition or agreement to be complied with or satisfied by it hereunder.

4.1.4	Access To Information.  Seller and Shareholders shall
cause TE and its officers, directors, employees and agents, including attorneys and accountants to, afford, from the date hereof to the Closing Date, the officers, employees and agents of the Purchaser reasonable access to the officers, employees, agents, properties, books, records and work papers of TE, and shall furnish the Purchaser all financial, operating and other data and information as the Purchaser, through its officers, employees or agents, may reasonably request.

		4.2 Covenants Of The Purchaser. The Purchaser covenants and agrees with the Seller as set forth in this Section 4.2:

4.2.1	Other Agreements.  Subject to the terms and conditions
herein provided, the Purchaser agrees to use its best efforts to take, or cause to be taken, all action and to do, or cause to be done, all things necessary, proper or advisable to consummate and make effective as promptly as practicable the transactions contemplated by this Agreement.

4.2.2	Notification Of Certain Matters.  The Purchaser shall give
prompt notice to the Seller of (i) the occurrence, or failure to occur, of any event which the Purchaser believes would be reasonably likely to cause any of its representations or warranties contained in this Agreement to be untrue or inaccurate at any time from the date hereof to the Closing Date, and (ii) any material failure of the Purchaser or any officer, director, employee or agent thereof to comply with or satisfy any covenant, condition or agreement to be complied with or satisfied by it hereunder.

4.2.3	Refinanced obligations.  The Purchaser agrees to use its
reasonable efforts to assume the Refinanced Obligations (as defined in Section 5.2.4 without recourse to the Seller or the Shareholders). In the event Purchaser is unable to accomplish such assumption, Purchaser shall indemnify and hold Seller and the Shareholders harmless from any and all liabilities resulting from the Seller's or Shareholders' obligations under guaranty in respect of the Refinanced Obligations pursuant to Section 7.3 hereof

Article 5. Conditions To The Purchase.

5.1	Conditions To The Purchase Relating To The Purchaser.  The
obligation of the Purchaser to purchase the Assets and the Business from the Seller in accordance with Article 1 is, at its option, subject to the satisfaction, on or before the Closing
Date, of each of the following conditions:

5.1.1	Compliance By Seller And Shareholders.  The Seller and the
Shareholders shall have complied in all material respects with each of their respective covenants and agreements contained herein, and except as affected by any action contemplated by or permitted under this Agreement, each of the representations and warranties of the Seller and the Shareholders contained in Section
3.1 shall be true and correct in all respects at and as of the Closing Date as if made at and as of the Closing Date, and the Purchaser shall have received a certificate from the Seller and the Shareholders to such effect.

5.1.2	Opinion Of Counsel.  The Purchaser shall have received an
opinion, dated the Closing Date, of Louis A. Bledsoe, Jr., Esq., counsel to the Sellers, substantially to the effect set out in Exhibit B and such other matters as may be reasonably requested by the Purchaser.

5.1.3	Litigation.  On the Closing Date, there shall be (i) no
judgment, decree, injunction, ruling or order of any court, governmental department, commission, agency or instrumentality outstanding against the Purchaser, Seller or any Shareholder that prohibits or restricts consummation of the purchase by the Purchaser of the Assets and Business in accordance with Article 1 hereof or (ii) any action, suit or proceeding instituted by any governmental department, commission, agency or instrumentality against the Purchaser, Seller or any Shareholder that seeks damages or to prohibit or restrict the purchase by the Purchaser of the Assets and Business.

5.1.4	Other Agreements.  The respective parties shall have
executed and delivered the Lease as provided in Section 2.6.1.1 and the Employment Agreement referred to in Section 5.1.8 (the "Other Agreements"), and such agreements shall constitute the valid and binding obligations of the respective parties in accordance with their respective terms.

5.1.5	No Adverse Change.  On the Closing Date there shall have
been in the reasonable opinion of the Purchaser no material adverse change in the Business, operations, prospects or financial condition of
(i) TE since December 31, 1994, or (ii) TE in the current fiscal year as compared to the comparable period in the prior fiscal year.

5.1.6	Other Transactions.  Shareholders shall have, and shall
have caused each of their affiliates to, transfer to Seller all properties or assets held in any of their names and that are necessary or useful in the operation of the Business of the Seller.

5.1.7	Consents.  All approvals of applications to public
authorities, and all approvals of any private persons (including persons having contractual relations with TE) the granting of which is necessary for the consummation of the transactions contemplated hereby or the preventing of any termination of any material right, privilege, license, agreement of, or any material loss or disadvantage to TE upon consummation of the transactions contemplated hereby shall have been obtained on terms reasonably satisfactory to the Purchaser.

5.1.8	Employment Agreements.  Purchaser and Stephen Lit shall
have entered into the Employment Agreement attached hereto as Exhibit C (the "Lit Employment Agreement") and Purchaser and those employees listed on Schedule 5.1.8 shall have entered into employment agreements or arrangements reasonably satisfactory to Purchaser in its discretion.

	5.2	Conditions To The Purchase Relating To Sellers.  The
obligation of the Sellers to consummate the sale of the Assets and Business to the Purchaser in accordance with Article I hereof is, at their option, subject to the satisfaction, on or before the Closing Date, of each of the following conditions:

5.2.1	Compliance.  The Purchaser shall have complied in all
material respects with each of its covenants and agreements contained herein and, except as affected by any action contemplated by or permitted under this Agreement, each of the representations and warranties of the Purchaser contained in
Section 3.2 shall be true and correct in all material respects at and as of the Closing Date as if made at and as of the Closing Date and the Seller shall have received a certificate of an officer of the Purchaser to such effect.

5.2.2	Opinion Of Counsel.  The Seller shall have received an
opinion, dated the Closing Date, of Walker & Koegler, P.A., counsel to the Purchaser, substantially to the effect set out in Exhibit D and such other matters as may be reasonably requested by the Seller.

5.2.3	Litigation.  On the Closing Date, there shall be (i) no
judgment, decree, injunction, ruling or order of any court, governmental department, commission, agency or instrumentality outstanding against the Purchaser, Seller or any Shareholder which prohibits or restricts consummation of the purchase by the Purchaser of the Assets and Business in accordance with Article 1 hereof or (ii) any action, suit or proceeding instituted by any governmental department, commission, agency or instrumentality against the Purchaser, a Seller or any Shareholder which seeks damages or to prohibit or restrict the purchase by the Purchaser of the Assets and Business.

5.2.4	Certain Liabilities Of TE.  The Purchaser shall have used
reasonable efforts to assume without recourse to the Shareholders, the liabilities of TE set forth on Schedule 5.2.4
(the "Refinanced Obligations") and shall have provided the Seller with evidence reasonably satisfactory to the Seller of such efforts.

Article 6 Competition; Confidentiality.

6.1	Competition.  In consideration of the additional payment
made to each Shareholder as set forth on Schedule 6.1, for the period set forth on Schedule 6.1 following the Closing, each Shareholder agrees that, without the written permission of the Purchaser, he shall not, nor shall he permit TE to engage
(whether as owner, partner, stockholder, investor, employee, adviser, consultant or otherwise) in any business that is similar to or in competition with the business conducted by TE or its successors, including, but not limited to any parcel delivery business or any business that solicits or delivers parcels or packages (a "Competing Business"), in the States of Florida, Georgia, South Carolina and North Carolina (the
"Non-Compete Area") except to the extent of up to five percent
(5%) of a class of securities of any publicly traded company.
Without limiting the generality of the foregoing, each Shareholder agrees that during the period this Section 6.1 is in effect, he will not, without the prior express written consent of the Purchaser, solicit or attempt to solicit within the Non-Compete Area any Competing Business from any person or entity that TE or its successors called upon, solicited or conducted business with as of the Closing Date, any persons or entities that have been advertisers or customers of TE or any successors of either, or recruit or hire any person who was or is an employee of TE or its successor and who is subsequently employed by the Purchaser after the Closing Date. In the event of the violation of this
Section 6.1, the Purchaser shall be entitled, in addition to any other remedies provided by law or equity, to obtain the specific performance of this covenant and other equitable relief without the posting of any bond therefor. Should a Shareholder violate this Section 6.1, the period of time for this provision shall automatically be extended for the period of time from which such party began such violation until he permanently ceases such violation. The Shareholders each acknowledge that this Section
6.1 is necessary to protect the interests of the Purchaser and TE and that the restrictions contained herein are reasonable in light of the consideration and other value the Shareholders have accepted pursuant to this Agreement and that Shareholders' agreement to the terms of this Section 6.1 is a material inducement to the closing by Purchaser of the transactions contemplated by this Agreement. If any provision of this covenant is invalid in whole or in part, it shall be curtailed, whether as to time, area covered or otherwise as and to the extent required for its validity under the applicable law and as so curtailed, shall be enforceable. The obligation of the Purchaser to make the payments provided by this Section 6.1 shall be subject to right of offset or counterclaim. The payments provided for on Schedule 6.1 shall be guaranteed by Guarantor.

6.2	Confidential Information.

6.2.1	Each Shareholder acknowledges that he has had access to
TE's confidential information (including, but not limited to, records regarding sales, price and cost information, marketing plans, customer names, customer lists, sales techniques, manufacturing or distribution plans or procedures, and other material relating to the business of TE), proprietary, or trade secret information (collectively referred to herein as "Confidential Information"), and agrees not to use such information other than for the sole benefit of TE or to disclose such Confidential Information to any person who is not an officer of TE at the time of such disclosure, without the prior written consent of TE and, prior to the Closing Date, the
Purchaser.   Each Shareholder further acknowledges that this
covenant to maintain Confidential Information is necessary to protect the goodwill and proprietary interests of TE and that the restriction against his disclosure of Confidential Information is reasonable in light of the consideration and other value the Seller has accepted pursuant to this Agreement. Each Shareholder agrees on request of TE immediately to surrender to the TE all Confidential Information and all copies thereof, in such Shareholder's possession or control as well as all other papers, documents, electronic media or property of TE coming into his or its possession.

6.2.2	Purchaser acknowledges that it has had access to TE's
confidential information (including, but not limited to, records regarding sales, price and cost information, marketing plans, customer names, customer lists, sales techniques, manufacturing or distribution plans or procedures, and other material relating to the business of TE), proprietary, or trade secret information
(collectively referred to herein as "Seller's Confidential
Information"), and agrees that, if the transactions contemplated by this Agreement are not consummated, it shall not use such information to the detriment of TE or disclose such Confidential
Information to any person who is not an officer of TE at the time of such disclosure, without the prior written consent of TE.
Purchaser agrees on request of TE immediately to surrender to TE all Seller's Confidential Information and all copies thereof, in Purchaser's possession or control as well as all other papers, documents, electronic media or property of TE coming into its possession.

Article 7. Survival And Indemnity.

7.1	Survival Of Representations And Warranties.  The
representations, warranties and covenants of the Shareholders and Seller included or provided herein and in the Other Agreements, or in any schedule, certificate or other document delivered pursuant thereto shall survive the Closing Date for a period of two years. The representations, warranties and covenants of the Purchaser included or provided herein and in any Other Agreements to which it is a party, or in any schedule, appendix, certificate or other document delivered pursuant to thereto shall survive the Closing Date for a period of two years.

7.2	Indemnification By Seller And Shareholders.  The Seller and
Shareholders, jointly and severally (except to the extent expressly set forth below as the several obligation of a Shareholder), hereby agree to indemnify, defend and hold harmless the Purchaser and its directors, officers, affiliates, employees, agents and representatives and its successors, from and against all demands, claims, actions or causes of action, assessments, Taxes (other than Taxes included as Assumed Liabilities) losses, damages, liabilities, costs and expenses, including without limitation interest, penalties and reasonable attorney's fees and expenses and costs of investigation (a "Claim"), asserted against, imposed upon or incurred by any of the foregoing, as such Claim is incurred, by reason of or resulting from (a) a breach, or alleged breach, by a Shareholder or Seller of the representations, warranties or covenants of any Shareholder or Seller referred to in Section 7.1; (b) any lawsuit, obligation or liability relating to the Retained Liabilities, or TE or out of transactions or circumstances occurring or existing prior to the Closing Date that is not expressly assumed by Purchaser under this Agreement; and (c) without limiting the foregoing, any of the pending or threatened proceedings or litigation set forth on Schedule 3.1.9 or
Schedule 3.1.11.

7.3	Indemnification By The Purchaser.  The Purchaser hereby
agrees to indemnify, defend and hold harmless the Sellers and their respective successors from and against all Claims asserted against, imposed upon or incurred by any of the foregoing, as such Claim is incurred, by reason of or resulting from (a) a breach, or alleged breach, by the Purchaser of the representations, warranties or covenants of the Purchaser referred to in Section 7.1; (b) the Refinanced Obligations (other than a Claim arising out of circumstances occurring or existing prior to the Closing Date), (c) the Assumed Liabilities, and (d) any Claim arising after Closing which solely and directly results from events or circumstances occurring after Closing.

7.4	Conditions Of Indemnification.  The obligations and
liabilities of the indemnifying party to an indemnitee under
Section 7.2 or Section 7.3 with respect to a Claim resulting from the assertion of liability by third parties shall be subject to the following terms and conditions:

7.4.1	Promptly after receipt of notice of commencement of any
action or the assertion in writing of any claim by a third party, the indemnitee shall give the indemnifying party written notice thereof together with a copy of such claim, process or other legal pleading; provided, however that the failure to so notify the indemnifying party will not relieve the indemnifying party from any liability it may have otherwise than on the account of the provisions of this Article 7 or if the failure to give such notice within such time should not have been prejudicial to the indemnifying party.



7.4.2	The indemnifying party shall have the right to undertake
the defense of the indemnitee by representatives of its own choosing reasonably satisfactory to the indemnitee; provided, however, that if in the reasonable opinion of counsel to the indemnitee there exists a conflict of interest that would make such representation inappropriate in the reasonable judgment of the indemnitee, the indemnitee shall be entitled to retain its own counsel at the expense of the indemnifying party. After notice to the indemnitee from the indemnifying party of its election to assume the defense, conduct or settlement thereof, the indemnifying party shall not be liable to the indemnitee for any legal or other expenses subsequently incurred by the indemnitee in connection with the defense, conduct or settlement thereof; provided, however, that the indemnifying party shall consider the advice of the indemnitee as to the defense of such claims and the indemnitee shall have the right to participate, at its own expense, in such defense. The indemnifying party shall not, without the prior written consent of the indemnitee, settle or compromise any claim or consent to the entry of any judgment which restricts the actions of any indemnitee or that does not include as an unconditional term thereof the giving by the claimant or the plaintiff to the indemnitee a release from all liability in respect of such claim.

 7.4.3	In the event that the indemnifying party, by the fifteenth
day after receipt of notice of any such claim (or, if earlier, by the tenth day preceding the day on which an answer or other pleading must be served in order to prevent judgment by default in favor of the person asserting such claim), does not elect to defend against such claim, the indemnitee will have the right to undertake the defense, compromise or settlement of such claim on behalf of and for the account, expense and risk of the indemnifying party.

 7.4.4	Purchaser shall have the option of recouping all or any
part of its losses (in lieu of seeking any cash indemnification therefor to which it is entitled under this Article 7, by notifying Seller that the Purchaser is reducing the amount outstanding under its obligations pursuant to Section 6.1 hereof Any such reduction shall affect the timing and amount of payments required under such obligation by recalculating the outstanding balance and amortizing such balance over the remaining term.

	7.4.5 In connection with any such indemnifications the indemnitee will cooperate with all reasonable requests of the indemnifying party.

	7.5	Limitations On Liability Of Shareholders.

 7.5.1	Notwithstanding anything to the contrary contained in this
Agreement, an individual Shareholder shall not be liable under the indemnification provisions of Article 7 to the extent that the breach of a warranty or covenant or the falsity of a representation upon which such liability would be based is expressly stated in this Agreement to be the several warranty, covenant or representation of another Shareholder or Seller.

 7.5.2	The Purchaser, the Shareholders and the Seller each agree
that this Article 7 shall	be the exclusive remedy of the parties
for any Claim. Notwithstanding anything to the contrary contained in this Agreement, in the event that a Shareholder or Seller becomes liable to an indemnified party hereunder, in no event shall the aggregate liability of all Shareholders and Seller under this Article 7 exceed the total purchase price of the Assets and Business, including employment compensation and non competition compensation, provided, however, that the foregoing limitation shall not limit the Shareholders' and Seller's indemnification obligations to the extent that the Claim is pursuant to Section 7.2(b), Section 7.2(c) or arises out of or relates to a breach of the representations, warranties or covenants set forth in Section 3.1.2, Section 3.1.3, Section
3.1.9, Section 3.1.5, Section 9.16 or any payment by Seller to a Shareholder or any affiliate thereof in violation of this Agreement.

 7.5.3	Notwithstanding anything to the contrary contained in this
Agreement, neither the Purchaser nor Seller shall be entitled to any indemnification pursuant to this Article 7 (i) with respect to a Claim in an amount less than $250.00, unless and until, and only to the extent that, the aggregate amount of all Claims of the Purchaser exceed the amount of One Thousand Dollars ($1,000.00) and (ii) with respect to a Claim or series of related Claims in an amount of $250.00 or greater, for the full amount of such Claim or series of related Claims; provided, however, that the Seller and Shareholders shall be liable for the full amount of any and all Claims pursuant to Section
7.2(h), Section 7.2(c) or the breach of covenants contained in
Section 3.1.5 9.1, or Section 9.2 or any payment by Seller to a Shareholder or any affiliate thereof in violation of this Agreement, notwithstanding that the amount of any such Claim or the aggregate amount of Claims theretofore made by the Purchaser are less than $1,000.00.

Article 8. Termination And Abandonment.

8.1	Termination And Abandonment.  This Agreement may be
terminated at any time prior to the Closing Date (a) by mutual consent of the Purchaser and the Seller, (b) by the Purchaser, if the conditions set forth in Section 5.1 shall not have been complied with or performed in any respect and such noncompliance or nonperformance shall not have been cured or eliminated (or by its nature cannot be cured or eliminated) by the Seller on or before February 28, 1995 (c) by the Seller, if the conditions set forth in Section 5.2 shall not have been complied with or performed in any respect and such noncompliance or nonperformance shall not have been cured or eliminated (or by its nature cannot be cured or eliminated) by the Purchaser on or before February 28, 1995.

8.2	Effect Of Termination.  In the event of the termination of
this Agreement pursuant to Section 8.1 above, this Agreement shall thereafter become void and have no effect, and no party hereto shall have any liability to any other parties hereto or their stockholders or directors or officers in respect thereof, except insofar as such liability may be attributable to willful breach hereof. Sections 6.2.2, 9.19 9.2 and 9.17 hereof shall survive the termination of this Agreement.

Article 9. Miscellaneous.

	9.1	Brokers.

 9.1.1	The Seller and Shareholders, jointly and severally,
represent and warrant that no person or entity is entitled to any brokerage, finder's or other fee or commission in connection with the transactions contemplated hereby based upon arrangements made by or on behalf of any of the Seller.

 9.1.2	The Purchaser represents and warrants that no person or
entity is entitled to any brokerage, finder's or other fee or commission in connection with the transactions contemplated hereby based upon arrangements made by or on behalf of the Purchaser.

 9.2	Expenses.  All costs and expenses incurred in connection
with this Agreement and the transactions contemplated hereby (including legal, accounting, investment advisory and other such costs) shall be paid by the party incurring such expenses; provided, however, that all documentary, transfer or other Taxes payable in connection with the transfer of the Assets and Business shall be paid by the Seller (or, at the Purchaser's option, the Sellers shall reimburse the Purchaser therefor).

 9.3	Bulk Sales Law Waiver.  Seller and Purchaser agree to waive
compliance with the North Carolina Bulk Sales Law.  Seller and
Purchaser agree further, any transferee liability imposed upon Purchaser because of this waiver shall entitle Purchaser to an immediate right of indemnification by Seller hereunder in accordance with Section 7.2 above. In connection with the bulk transfer contemplated hereby, Purchaser shall not be responsible for any sales or use taxes assessed as part of such bulk transfer. Any such taxes shall be Seller's sole responsibility.

9.4	Notices.  Any notices or other communications required or
permitted hereunder shall be given in writing and shall be sufficiently given if sent by registered or certified mail or by overnight courier, postage prepaid, addressed as follows:

If to Purchaser:

Mr. E. Hoke Smith, Jr.
GPS Acquisition Corp.
8923 Western Way, Suite 22
Jacksonville, Florida 32256
Facsimile Number: 904-363-0599

with a copy by mail to:

Steven C. Koegler, Esq.
Walker & Koegler, P.A.
Post Office Box 550587
Jacksonville, Florida 32255-0587
Facsimile Number 904-281-0400

or if by overnight courier:
4655 Salisbury Road, Suite 390
Jacksonville, Florida 32256-0959

if to Seller or Shareholders:

Stephen L. Lit and Gerianne P. Lit,
Transit Express of Charlotte, Inc.
412 West Tremont Avenue
Charlotte, North Carolina 28203

with a copy to:

Louis A. Bledsoe, Jr., Esq.
1057 East Morehead Street
Charlotte, North Carolina 28204
Facsimile Number 704-372-1862

or such other address as shall be furnished in writing by any party to the others prior to the giving of the applicable notice or communication.

 9.5	Counterparts.  This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

 9.6	Headings.  The headings herein are for convenience of
reference only, do not constitute a part of this Agreement, and shall not be deemed to limit or affect any of the provisions hereof.

	9.7 Amendment And Modification. This Agreement may be amended, modified or supplemented only by written agreement of all parties hereto.

 9.8	Waiver Of Compliance, Consents.  Any failure of the
Purchaser on the one hand, or the Seller or Shareholders on the other hand, to comply with any obligation, covenant, agreement or condition herein may be waived by the Purchaser or the Seller or Shareholders, respectively, only by a written instrument signed by the party granting such waiver, but such waiver or failure to insist upon strict compliance with such obligation, covenant, agreement or condition shall not operate as a waiver of, or estoppel with respect to, any subsequent or other failure. Whenever this Agreement requires or permits consent by or on behalf of any party hereto, such consent shall be given in writing in a manner consistent with the requirements for a waiver of compliance as set forth in this Section 9.8.

 9.9	Investigations.  The respective representations and
warranties of the Purchaser and the Seller or Shareholders contained herein and in the Other Agreements or in any certificate, schedule, appendix or other document delivered pursuant thereto shall not be deemed waived or otherwise affected by any investigation made by any party hereto.

 9.10 Prior Agreements.  This Agreement and the Other
Agreements constitute the entire agreement of the parties and supersedes all prior agreements and understandings, both written and oral, and all contemporaneous oral agreements and understandings among the parties with respect to the subject matter hereof.

9.11	Beneficiaries And Successors.  This Agreement does not, and
is not intended to, confer upon any person or entity other than the parties hereto and their respective permitted successors and assigns any rights or remedies hereunder except as expressly set forth in this Agreement. This Agreement shall not be assigned except with the prior written consent of the parties hereto.
All covenants and agreements contained in this Agreement by or on behalf of the parties hereto will bind or inure to the benefit of the respective personal representatives, successors and assigns of such parties.

	9.12 Governing Law. This Agreement shall be governed in all respects, including validity, interpretation and effect, by the laws of the State of Florida.

9.13	Arbitration.  Any controversy or claim arising out of or
relating to this Agreement, or any breach thereof, including, without limitation, any claim that said Agreement, or any part thereof, is invalid, illegal or otherwise voidable or void, or the enforcement of any right or obligation which by its nature survives the expiration or termination hereof, shall be submitted to arbitration before and in accordance with the Commercial Rules of Arbitration of the American
Arbitration Association and judgment upon the award may be entered in any court having jurisdiction thereof; provided, however, that this clause shall not be construed to limit Purchaser from bringing any action in any court of competent jurisdiction for injunctive or other provisional relief as Company deems to be necessary or appropriate to protect its trademarks, trade names, service marks logotypes, insignia, trade dress and designs, or to enjoin or restrain TE or a Shareholder from otherwise causing immediate and irreparable harm to Purchaser in violation of its obligations under Section 6 hereof. Such arbitration shall take place in Jacksonville, Florida. This arbitration provision shall be deemed to be self-executing, and in the event that either party fails to appear at any properly noticed arbitration proceeding, an award may be entered against such party notwithstanding said failure to appear.

 9.14	Consent To Jurisdiction.  Seller, Shareholders and the
Purchaser hereby irrevocably submit to the jurisdiction of any Florida State or Federal court sitting in the Middle District of Florida over any suit, action, counterclaim or proceeding (collectively, "Proceeding") arising out of or relating to this Agreement and the Other Agreements whether sounding in tort, contract or otherwise. Seller, Shareholders and Purchaser waive, to the fullest extent enforceable by law, any objection which it may now or hereafter have to the laying of the venue of any such Proceeding and any claim that any such Proceeding brought in such a court has been brought in an inconvenient forum.

 9.15	Attorneys' Fees.  In the event attorneys' fees or other
costs (including, but not limited to, costs of investigation) are incurred to secure performance of any of the obligations provided herein or to establish damages for breach thereof or to obtain any other appropriate relief, whether by way of prosecution or defense, the prevailing party shall be entitled to recover such attorneys' fees or other costs.

9.16	Tax Returns.  TE shall cause to be prepared and timely
filed, in accordance with applicable law, all appropriate Returns that are required to be filed by TE after the Closing Date that (i) are required to include, or be based on, the income, gain or operations of TE through the Closing Date, or
(ii) relate to taxable periods ending on or before the Closing
Date.

9.17	No Disclosure.  The Purchaser, Shareholders and each Seller
shall keep this Agreement	and each Other Agreement confidential and
shall not disclose or cause to be disclosed	such agreements or any
of the terms or provisions of the same to any person or entity, except (a) to the parties respective counsel or other agents who agree for the benefit of the Purchaser to hold such information confidential or (b) as may be required by any statute, court or administrative order or decree or governmental ruling or regulation, including, without limitation, the Securities Exchange Act of 1934 and the regulations thereunder and Internal Revenue Service auditors or as may be requested by the Internal Revenue Service.


[The remainder of this page left blank intentionally.]

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.

PURCHASER:  	GPS Acquisition Corp.
       						a North Carolina Corporation
							     	By:  /s/ E. Hoke Smith, Jr.
							          	E. Hoke Smith, Jr.
								          President

SHAREHOLDERS:
       								/s/ Stephen Lit
        							Stephen Lit

     								/s/ Gerianne Lit
        							Gerianne Lit

SELLER:		Transit Express Of Charlotte, Inc.
 								a North Carolina Corporation
 								By:  /s/ Stephen Lit
     								Authorized Officer

GUARANTOR: 	General Parcel Service, Inc.
    								a Florida Corporation
    								By: /s/ E. Hoke Smith, Jr.
        								President

STATE OF NORTH CAROLINA			                  		Exhibit 10.6
COUNTY OF MECKLENBURG                         ------------

SECURITY AGREEMENT

THIS SECURITY AGREEMENT, made and entered into as of the 10th day of February, 1995, by and between GPS ACQUISITION CORP., a Florida corporation ("Debtor"), and STEPHEN L. LIT and wife,
GERIANNE P. LIT, ("Secured Party");

W I T N E S S E T H:

WHEREAS, the Debtor is indebted and liable to the Secured Party for the principal sum of Five Hundred Ninety-Five Thousand and No/100 Dollars ($590,000.00) in accordance with a Non Competition Agreement (the "Agreement") contained in Section 6. 1 of that certain Purchase Agreement dated February 6, 1995, between Transit Express of Charlotte, Inc. and GPS Acquisition Corp. (the "Purchase Agreement"); and,

WHEREAS, the Secured Party and the Debtor may adjust the principal amount of the Agreement as set forth in the Purchase Agreement; and,

WHEREAS, the Secured Party is unwilling to complete the Purchase
Agreement unless the Debtor secures its indebtedness by granting the Secured Party a security interest in all of the Collateral
(as hereinafter defined);

NOW, THEREFORE, in consideration of the premises and of the mutual covenants and promises herein contained, the parties hereto agree as follows:

1.	Grant of Security Interest. As collateral security for the
payment of the indebtedness, the Debtor hereby grants and conveys to the Secured Party a security interest in and to all of the Debtor's assets listed on Schedule 1.1.1 of the Purchase Agreement, which security interest shall be a second lien against such assets, subject only to a first lien in favor of an institutional lender in the approximate principal amount of One Hundred Ninety-Five Thousand Five Hundred and No/100 Dollars ($195,500.00) (all the foregoing collectively and all proceeds therefrom referred to as the "Collateral") . The security interest granted herein also shall cover the proceeds, as such term is defined by the Uniform Commercial Code, as in effect from time to time, in the State of North Carolina, of any Collateral and the insurance proceeds of any Collateral.

2.	Financing Statements. At the time of execution of this
Security Agreement, the Debtor shall have furnished the Secured Party with properly executed financing statements as prescribed by the Uniform Commercial Code as presently in effect in North Carolina, prepared and approved by the Secured Party, in order that the Secured Party shall have a duly perfected security interest in the Collateral. The Debtor covenants and agrees to execute, as reasonably required by the Secured Party, any additional financing statements or other documents to effect the same. Secured Party agrees that if the security interest of the lender in the amount of approximately one Hundred Ninety-Five Thousand Five Hundred and No/100 Dollars ($195,500.00) has not been perfected prior to the filing of financing statements securing Secured Party's interest, Secured Party shall subordinate its interest to the lender in an amount not to exceed One Hundred Ninety-Five Thousand Five Hundred and No/100 Dollars ($195,500.00) and warrants that it shall sign any additional financing statements or other documents to effect such subordination.

3.	Events of Default. The occurrence of any one or more of the
following events shall constitute an event of default ("Event of Default"):

a.	The failure of the Debtor to pay any amount when due to the
Secured Party (including any applicable grace periods under the terms of the indebtedness and subject to any appropriate setoffs);

b.	The adjudication of the Debtor as bankrupt or insolvent, or
the admission by the Debtor in writing of his inability to pay his debts as they mature, or the making by the Debtor of a general assignment for the benefit of the creditors; or,

C.	The appointment of any receiver, trustee or similar officer
for the Debtor on all or a substantial part of his property, or if the appointment of such receiver, trustee or similar off icer is without the application of or consent of the Debtor, such appointment shall continue undischarged for a period of sixty days.

4.	Secured Party Rights and Remedies Upon Default. Upon the
occurrence of any Event of Default, Secured Party shall give written notice of the Event of Default to Debtor. Debtor shall have thirty days from receipt of such notice to cure such
default.   In the event Debtor does not cure the default within
the thirty-day period after receipt of notice, the indebtedness shall, at the option of Secured Party, immediately become due and payable, without notice, and the Secured Party shall have all of the rights and remedies of a secured party under the Uniform Commercial Code of the State of North Carolina, and under any other applicable law.

The proceeds realized from any sale or disposition of the Collateral shall be used to satisfy the following items, and in the order herein listed:

(i)	The expenses of preparing the sale and selling of the
Collateral, including Secured Party's reasonable attorney's fees and both legal and other expenses incurred in connection therewith;

(ii)	The expenses of satisfying any liens, security interests,
attachments or encumbrances superior to the secured interest herein created; and,

(iii) The indebtedness (including interest after default).
Any surplus which shall remain shall be paid to the Debtor or as otherwise provided by law or as a court of competent jurisdiction shall direct, and any deficiency shall be paid by the Debtor.

5.	Waiver. Neither the failure nor any delay on the part of the
Secured Party to exercise any right, power of privilege hereunder shall operate as a waiver thereof, now shall any single or partial exercise of any such right, power or privilege preclude any other or further exercise of any other right, power or privilege of the Secured Party.

6.	General. The descriptive section headings herein have been
inserted f or convenience only and shall not be deemed to limit or otherwise offset the construction of any provisions hereof. This Security Agreement shall be constructed and its performance governed in accordance with the laws of the State of North Carolina, including to the extent applicable, the Uniform Commercial Code of that State.

7. Notice. Except as otherwise provided herein, all notices, requests and demands to or upon a party hereto to be effective shall be in writing (and, if sent by mail, shall be sent by certified or registered mail, return receipt requested), addressed as follows:

a. If to the Secured Party:

Stephen L. Lit and Wife, Gerianne P. Lit
c/o Louis A. Bledsoe, Jr.
Attorney at Law
P. 0. Box 36779
Charlotte, NC 28236-6779


b. If to the Debtor:

General Parcel Service, Inc.
c/o Steven C. Koegler
Attorney at Law
P. 0. Box 550587
Jacksonville, FL 32255-5087

or to such other address as each party may designate for itself by like notice given in accordance with this Section 7.

IN WITNESS WHEREOF, the parties hereto have caused this Security
Agreement to be duly executed by authority duly given as of the day and year first above written.

GPS ACQUISITION CORP., Debtor
By: /s/ E. Hoke Smith, President
 		 E. Hoke Smith-, Jr., President

   /s/ Stephen L. Lit
		(Stephen L. Lit, Secured Party)

  /s/ Gerianne P. Lit
(Gerianne P. Lit, Secured Party)