Form 10QSB
period 1996-03-31
GENERAL PARCEL SERVICE INC
filed 1996-05-15
CIK 853532

U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996

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

There were 3,758,671 shares of the Company's common stock outstanding as of May 14, 1996.

       GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY

                        FORM 10-QSB

                           INDEX

PART I.	FINANCIAL INFORMATION          			Page Number

		Item 1
  ------
		Consolidated Balance Sheets
    as of  March 31, 1996 and
    December 31, 1995. . . . . . . . . . . . . 2

  Consolidated Statements of
    Earnings for the three months
		  ended March 31, 1996 and 1995. . . . . . . 3

		Consolidated Statements of Cash
    Flows for the three months
    ended March 31, 1996 and 1995. . . . . . . 4

		Notes to Consolidated Financial
    Statements . . . . . . . . . . . . . . . . 5

		Item 2
  ------
		Management's Discussion and Analysis
    of Financial Condition and Results
    of Operations. . . . . . . . . . . . . . . 6

PART II.	OTHER INFORMATION . . . . . . . . . .11

		Item 6
  ------
		Exhibits and Reports on Form 8-K
			(A)   Reports on Form 8-K

			(B)   Exhibits:
         Exhibit 10, Material Contracts
         Exhibit 27, Financial Date Schedule

       GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
               CONSOLIDATED BALANCE SHEETS
                                                          	 	 	  March 31,    	  	December 31,
                                                               	 	 1996 	 	         	 1995
                                                               ------------       ------------
                                                            	 	(Unaudited)
                    ASSETS
current assets:
  Cash                                                       	$      	6,739 	  	$      	6,739
  Accounts receivable (net of allowance for doubtful
    accounts of $7,551 and $7,846 at March 31, 1996
    and December 31, 1995 respectively)                        	 	2,290,047  	 		   2,068,975
  Other current assets                                           	 	425,606  	 	     	380,090
                                                                ------------      ------------
         Total current assets                                    	2,722,392  	 	   	2,455,804
                                                                ------------      ------------

Long term assets:
  Equipment, at net book value                                 	 	7,396,798     	 		7,593,626
  Goodwill 	                                                       	998,114  	 	   	1,015,784
  Other assets 	                                                   	187,251  	 	      187,251
                                                                ------------      ------------
         Total long term assets 	                                	8,582,163  	 	 	  8,796,661
                                                                ------------      ------------
         Total assets                                        	$ 	11,304,555  	 	$ 	11,252,465
                                                                ============      ============

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short term borrowings                                      	$  	2,902,906  	 	$ 	 1,599,000
  Current obligations under capital leases 	                       	855,836  	 		     860,309
  Current maturities of long-term debt 	 	                          427,894  	 	 	    518,842
  Accounts payable 	 	                                            1,768,549  	 	 	  1,953,468
  Accrued expenses and other current liabilities 	                 	605,605  	 		     738,404
                                                                ------------      ------------
         Total current liabilities                             	 	6,560,790  	 	 	  5,670,023
                                                                ------------      ------------

Long term liabilities:
  Long-term obligations under capital leases 	                   	1,481,648  	 		   1,605,802
  Long-term debt 	                                                 	845,601  	 	 	  3,910,808
  Convertible debentures 	                                         	300,000  	 	 	    300,000
                                                                ------------      ------------
         Total long term liabilities 	                           	2,627,249  	 		   5,816,610
                                                                ------------      ------------

         Total liabilities 	                                     	9,188,039  	 	   11,486,633
                                                                ------------      ------------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 500,000 shares
    authorized, 220,000 issued and outstanding at March 31,
    1996, 100,000 issued and outstanding at December 31,
    1995, liquidation preference $5,500,000.                       	 	2,200  	 	       	1,000
  Common stock, $.01 par value, 10,000,000 shares authorized,
    3,758,671 shares issued and outstanding at March 31, 1996
    and December 31, 1995.                                        	 	37,586  	 	 	     37,586
  Additional paid-in capital 	                                  	16,388,455  	 	 	 13,389,655
  Deficit                                                    	 	(14,311,725) 	 	 	(13,662,409)
                                                                ------------      ------------
         Total stockholders' equity (deficit) 	                  	2,116,516  	 	  	  (234,168)
                                                                ------------      ------------

         Total liabilities and stockholders' equity (deficit) 	$	11,304,555  	 	$ 	11,252,465
                                                                ============      ============

<F1>
                  Read accompanying notes.
                              2

       GENERAL PARCEL SERVICE, INC. AND  SUBSIDIARY
           CONSOLIDATED STATEMENT OF OPERATIONS
                        (Unaudited)
                         					                		Three months ended March 31,
                                              	 	 1996           	 	 1995
                                             ------------       ------------
Revenue                                    	$ 	5,783,671      	$ 	5,063,330
                                             ------------       ------------

Operating expenses:
  Operations salaries & benefits            	 	3,079,190         	2,536,693
  Fuel 	                                        	355,500         	 	287,558
  Equipment Rental 	                             	29,091  	          	8,699
  Insurance 	 	                                  364,165         	 	449,000
  Tires & maintenance 	                         	200,014         	 	174,185
  Depreciation & amortization 	                 	431,949         	 	410,632
  Facilities expense 	                          	352,815         	 	331,587
  Terminal expense 	                            	112,969          	 	56,054
  Purchased transportation 	                     	98,159          	 	53,726
  Other operating costs 	                        	59,834          	 	39,250
  Selling and administrative expense 	          	967,521         	 	711,849
                                             ------------       ------------
Total operating expenses                    	 	6,051,207       	 	5,059,233
                                             ------------       ------------
Operating loss 	                               	(267,536)          	 	4,097

Interest expense                             	 	(206,780)       	 	(152,074)
                                             ------------       ------------
Net loss                                     	 	(474,316)       	 	(147,977)

Preferred stock dividend requirement 	          	(58,992)        	 	(43,750)
                                             ------------       ------------

Earnings available to common shares        	$  	(533,308)     	$  	(191,727)
                                             ============       ============

Net loss per common
    share (primary and fully diluted)      	$     	(0.14)     	$     	(0.05)
                                             ============       ============

Weighted average number of common
    shares outstanding                      	 	3,758,671       	 	3,758,671
                                             ============       ============

<F1>
Read accompanying notes.
                             3

       GENERAL PARCEL SERVICE, INC. AND  SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash
                        (Unaudited)

                                                            Three months ended March 31,
                                                          	  	 1996 	            1995
                                                           ------------      ------------
Cash flows (used in) provided by operating activities:
  Net loss                                               	$  	(474,316)  	 	$  	(147,977)
    Adjustments to reconcile net loss to cash
      (used in) provided by operating activities:
        Loss on disposal of fixed assets 	                     	-- 	               2,718
        Depreciation and amortization 	                       	454,678      	 	 	423,263
    Changes in assets and liabilities:
      Increase in accounts receivable 	                      	(221,072)       		(216,150)
      Decrease (increase) in other current assets 	           	(45,516)  		     	105,837
      Increase in other assets                               	 	--              		(2,670)
      Increase in accounts payable 	                          	572,151  	 	 	    468,986
      Decrease in accrued expenses 	 	                        (132,797) 	 	 	   (150,012)
                                                           ------------      ------------
          Total adjustments 	                                 	627,444  	 	 	    631,972
                                                           ------------      ------------
            Net cash (used in) provided by
             operating activities                           	 	153,128     	 	 	 483,995
                                                           ------------      ------------
Cash flows for investing activities:
 Business combination 	 	                                      --           	 		(151,674)
 Proceeds from disposal of equipment                  	 	      --     	 	 	       --
 Purchase of equipment 	                                    	(172,149) 	 	 	    (354,913)
                                                           ------------      ------------
              Net cash used in investing activities 		       (172,149) 	 	 	    (506,587)
                                                           ------------      ------------

Cash flows from financing activities:
 Proceeds from issuance of preferred stock               	 	3,000,000  	     		   --
 Dividends paid on preferred stock                        	 	(175,000)  	 	 	   (175,000)
 Repayment of long-term debt 	                            	(3,156,155) 	 	 	    (150,893)
 Principal payments under capital lease obligations        		(196,660) 	 	 	    (264,617)
 Increase in short-term borrowings 	                       	1,303,906  	 	 	     725,000
 Decrease in bank overdraft 	                               	(757,070) 	 	 	     (83,516)
                                                           -----------       ------------
              Net cash provided by financing activities 	     	19,021  	 	 	      50,974
                                                           -----------       ------------

Increase (decrease) in cash                                 	 	--  	 	            28,382
Cash, beginning of period 	 	                                   6,739  	 	 	         575
                                                           -----------       ------------
Cash, end of period                                      	$    	6,739  	 	  $ 	   28,957
                                                           ===========       ============
Supplemental cash flow data
   Cash paid during the period for interest              	$  	165,916  	 	  $	   145,693
                                                           ===========       ============

Supplemental schedule of noncash investing and
   financing activities
      Capital lease and notes payable obligations
         incurred for new vehicles and equipment         	$   	68,033     		$ 	1,195,394
                                                           ===========       ============
      Business combination
         Fair value of assets acquired                   	$  	 -- 	        	$ 	1,408,670
         Fair value of liabilities assumed  	 	                -- 	         		(1,256,996)
                                                           -----------       ------------
         Net cash payments                               	$  	 -- 	        	$   	151,674
                                                           ===========       ============

<F1>
Read accompanying notes
                              4

       GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
       Notes to Consolidated Financial Statements

The information presented herein as of March 31, 1996, and for the three months ended March 31, 1996 and 1995, is unaudited.
The December 31, 1995, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

1.  Summary of Significant Accounting Policies

Management's Representation

In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements are reflected in the interim periods presented. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the annual consolidated financial statements and notes of General Parcel Service, Inc. (the "Company").

Net Loss per Common Share

Net loss applicable to common share is based on the weighted average number of shares outstanding during the periods reported. Any assumption of conversion of common stock equivalents, such as options and warrants, is anti-dilutive and has not been considered in determining net loss per share or the weighted average number of shares outstanding.

Preferred Stock

On February 28, 1996, the Board of Directors amended the Articles of Incorporation to provide for 300,000 shares of Class A, Series 2 Cumulative Preferred Stock. On March 4, 1996, 120,000 shares were sold for a total price of $3,000,000 to an Affiliate of the Company's Chairman. Proceeds from the sale were used to retire $3,000,000 of bank debt. The preferred shares are non-voting and generally provide for a conversion into common stock at a rate of $2.50 per share, and provide for a cumulative dividend of $1.75 per annum, paid quarterly. At March 31, 1996, the Company had preferred stock dividends in arrears of $58,992.

        GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
     Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements including the footnotes and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere herein. Historical results of operations and the percentage relationships among any amounts included in the Consolidated Statements of Earnings, and any trends which may appear to be inferable therefrom, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

Liquidity and Capital Resources

Except for the year ending December 31, 1993, the Company has experienced negative annual operating cash flows since its inception. Expansion of operations and operating losses since inception have been funded from six major sources: 1) private placements of restricted shares of common and preferred stock to its principal shareholders, 2) proceeds from its initial public offering of common stock in November, 1989, 3) installment loans and leases from third party lenders collateralized by equipment acquired to support business growth, 4) a bank line of credit collateralized by accounts receivable and stock owned by a major shareholder and his affiliates, 5) short term borrowings from banks and shareholders, 6) debt issued and liabilities assumed in connection with the acquisition of the assets of Transit Express of Charlotte, Inc. ("TE").

As of March 31, 1996, the Company had raised net equity capital of $8,145,052 from private placements of restricted common shares, $5,417,489 from private placements of preferred stock, $2,715,700 from its initial public offering of November 2, 1989 and $150,000 from the sale of unrestricted common shares. When combined with cumulative operating losses since inception of $13,961,725 and $350,000 of dividends paid on preferred stock, the Company's net stockholders' equity as of March 31, 1996 was $2,116,516. The Company issued $3,000,000 of preferred stock on March 5, 1996, but has issued no restricted common stock in 1996.

As of March 31, 1996 the Company was contractually obligated to repay $6,513,885 of indebtedness to equipment lessors, banks and other secured lenders and $300,000 to holders of its convertible debentures. In addition, the Company owed $1,768,549 to suppliers of goods and services necessary for the conduct of ongoing business including amounts represented by issued and outstanding checks, and had accrued salaries and other expenses of $605,605, which were unpaid at March 31, 1996.

Cash provided by operations during the three months ended March 31, 1996 was $153,128 as compared to cash provided by operations for the first three months of 1995 of $483,995. The net cash provided by operations resulted primarily from the non-cash expense of depreciation and amortization and an increase in accounts payable. These were partially offset by the net loss, an increase in accounts receivable and a decrease in accrued expenses. The Company's cash balance remained unchanged during the first three months of 1996.

The Company decreased its borrowings under its bank lines of credit by $1,696,094 during the first three months of 1996. The Company repaid its $3,000,000 bank term loan and borrowed $1,303,906 under its revolving credit agreement.

The aggregate principal amount due under the Company's bank lines increased during 1995 and the form of the debt was modified to include a $3,000,000, five year term loan and a $2,700,000 revolving credit loan at December 31, 1995. The term loan provided and the revolving credit agreement provides for interest payable monthly for advances of $1,000,000 or greater at the lower interest of the thirty day LIBOR rate plus .75% or the Bank's prime interest rate less .75% and for all other advances at the Bank's prime interest rate less .75%. The revolving credit agreement is collateralized by the Company's accounts receivable and certain stock certificates pledged by the Company's Chairman. As of December 31, 1995, the Company had borrowed $3,000,000 under the term loan and $1,599,000 against the line of credit and had $1,101,000 of credit available. As noted above, the Company has repaid the term loan and increased its line of credit to $3,250,000 in the first quarter of 1996. As of March 31, 1996, the Company has borrowed $2,902,906 against the line of credit.

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

   *During 1996, the Company plans to concentrate on continuing to build volume in its Florida and Atlanta markets where excess capacity exists and selectively expand its
		  operations in North Carolina or other Southeastern areas where profitable volume can be obtained with minimum capital outlays. Because of the Company's limited resources, any expansion will be into areas where the Company will be able to produce positive cash flows in a short period of time by shipping a large volume of parcels from existing customers into areas covered by new terminals and avoid substantial start-up losses.

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

Financial Condition

As of March 31, 1996, the Company's working capital deficit (current liabilities less current assets) was $3,838,398, which was an increase of $624,179 from the $3,214,219 working capital deficit at December 31, 1995. Total current assets of $2,722,392 included cash of $6,739, accounts receivable of $2,290,047, prepaid insurance premiums and deposits of $245,432, inventories of tires, parts, uniforms and supplies of $98,001 and other prepaid expenses of $82,173.

Current liabilities of $6,560,790 included current obligations under leases and other lending agreements of $4,186,636, amounts owed to trade creditors of $1,768,549, including amounts represented by issued and outstanding checks, and other accrued expenses of $605,605.

Total assets as of March 31, 1996, increased by $52,090 (or
4.6%) during the three months ended March 31, 1996 to $11,304,555.

Accounts receivable increased by $221,072 (or 10.7%) during the three months ended March 31, 1996 to $2,290,047 primarily because of a 9.0% increase in revenue for the month of March 31, 1996, compared to the month of December 1995. The number of weeks sales in outstanding receivables was 5.1 at March 31, 1996, compared to 5.2 at December 31, 1995. Other current assets of $425,606 increased by $45,516 (or 12.0%) primarily because of an increase in prepaid insurance premiums.

The net book value of equipment decreased by $196,828 (or 2.6%) to $7,396,798 during the three months ended March 31, 1996 as a result of depreciation of $437,008 exceeding additions of $240,180. There were no disposals during this period. The additions included $68,033 for 4 new delivery vans, $59,743 for life-extending equipment repairs, $107,899 for terminal equipment and $4,503 for computers and other office equipment.

Total liabilities of $9,188,039 decreased by $2,298,594 (or 20.0%) during the three months ended March 31, 1996. This resulted primarily from an decrease in total bank and other debt by $1,852,249 (or 29.3 %) to $4,476,401, an decrease in accounts payable by $184,919 (or 9.5%) to $1,768,549,  a
decrease in accrued expenses by $132,799 (or 18.0%) to $605,605 and a decrease in obligations under capital leases of 128,627 (or 5.2%).

Capital lease obligations of $2,377,484 decreased during the three months ended March 31, 1996 as a result of $196,660 of scheduled principal payments in excess of $68,033 of new additions. The additions to capitalized leases were for 4 new delivery vans. Long term debt of $845,601 decreased $3,156,155 (or 78.4%) as a result of repayment of the $3,000,000 term loan and $156,155 of scheduled principal payments. Short-term borrowings increased by $1,303,906 to $2,902,906 (or 81.5%) as a result of an increase in the Company's utilization of its line of credit to fund operations, service debt and pay lease payments.

The Company's stockholders' equity increased during three months ended March 31, 1996 by $2,350,684 to $2,116,516 at March 31,
1996, as a result of the sale of $3,000,000 of preferred stock and was reduced by the net loss for the period and the payment of a dividend on the Company's preferred stock.

Results of Operations - Three months ended March 31, 1996 Versus three months ended March 31, 1995

Revenue for three months ended March 31, 1996 was $5,783,671 and represented an increase of $720,341 (or 14.2%) over the revenue for the same period last year.

Total operating expenses (excluding interest expense) of $6,051,207 for three months ended March 31, 1996 increased by $991,974 (or 19.6%) compared to the same 1995 period total. The operating ratio (total operating expenses excluding interest as a percentage of revenue), was 104.7% in the three months ended March 31, 1996 compared to 99.9% in the same period of 1995.

Operating salaries and benefits of $3,079,190 increased by $542,497 (or 21.4%) in three months ended March 31, 1996, and were 53.0% of revenue compared to 50.0% in 1995. The increase in operating salaries and benefits occurred primarily in the Charlotte terminal because of the TE acquisition and in Atlanta where significant new business was generated.

Fuel costs of $355,500 in three months ended March 31, 1996, increased $67,942 (or 23.6%) from the three months ended March 31, 1995 level and were 6.1% of revenue in the three months ended March 31, 1996 compared to 5.7% in the year earlier period. Tires and maintenance expense of $200,014 increased by $25,829 (or 14.8%) from the 1995 level and represented 3.5% of revenue compared to 3.4% in same period of 1995. Insurance costs decreased by $84,835 (or 18.9%) to $364,165 (or 6.2%) of revenue in three months ended March 31, 1996 as compared to 8.9% of revenue during the three months ended March 31, 1995. The decrease in insurance costs resulted from continued success of the safety control program.

The fixed components of operating cost (depreciation and amortization, facilities and terminal expense) increased in three months ended March 31, 1996 because of an increase in the number of vehicles in service for the full year, the utilization of electronic clipboards and amortization of intangible assets acquired in the TE acquisition. Depreciation and amortization attributable to operations of $431,949 increased by $21,317 (or 5.2%) and was 7.5% of revenue for three months ended March 31, 1996 compared to 8.1% in same 1995 three month period. Facilities expense (rent plus utilities) of $352,815 increased by $21,228 (or 6.4%) and was 6.1% of three months ended March 31, 1996 revenue versus 6.5% in 1995. Terminal expense increased by $56,915 (or 101.5%) to $112,969 which was 2.0% of revenue in three months ended March 31, 1996 versus 1.1% of revenue in same 1995 period, due to significant increases in security costs and terminal maintenance.

Purchased transportation, which includes amounts paid to trucking companies to bring packages from customers' distribution points outside the Company's geographical operating area to the Company's terminals for delivery, increased to $98,159 in three months ended March 31, 1996, from $53,726 for the three months ended March 31, 1995. The $44,433 (or 82.7%) increase was a result of additional packages brought into the Company's distribution area from outside its operating area.

Selling and administrative expense of $967,521 was 35.9% higher than the 1995 same period level and increased as a percentage of revenue from 14.0% in the three months ended March 31, 1995 to 16.7% in three months ended March 31, 1996. The increase relates primarily to additional legal and professional fees which increased by $188,237 over those of the same period last year and additional personnel costs of $23,181 which increased 7.9% from those for three months ended March 31, 1995.

Interest expense of $206,780 increased by $54,706 (or
36.0%) compared to the same 1995 period as the Company incurred new debt to fund operating losses and acquire assets.

       GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
      				     Part II - Other Information

	Item 6.  Exhibits and Reports on Form 8-K

     (a) The Company filed a Form 8-K dated January 10, 1996, reporting that the Company's Audit Committee had approved the selection of Grenadier, Appleby, Collins & Company to audit the Company's financial statements for the year ended
          December 31, 1995.

     (b) The Company filed a Form 8-K dated March 4, 1996 reporting that on February 28, an affiliate of the Chairman of the Board of the Company entered into a subscription agreement with the Company to purchase $3,000,000 of the Class A, Series 2 Cumulative Convertible Preferred Stock of the corporation. Such subscription was fully funded on March 4, 1996. After the sale of the stock, the Company was in compliance with the capital requirements of NASD bylaws.

     (c) The Company filed a Form 8-K dated March 5, 1996 reporting that on February 28, 1996, the Company's Board of Directors approved an amendment to the Company's Articles of Incorporation, creating a new Class A, Series 2 Preferred Stock ("Series 2 Preferred"). The Series 2 Preferred is identical to the Company's Class A, Series 1 Preferred except that the conversion price per share is at a rate of $2.50 per share rather than $3.00 per share. The Company issued 120,000 shares of the newly authorized Series 2 Preferred to an affiliate of the Chairman of the Board of the Registrant for a total purchase price of $3 million or $25.00 per share on March 5, 1996.

 Exhibit 10 - Promissory note and loan agreement dated March 8, 1996, governing an addition to the line of credit agreement between the Company and First Union National Bank of Florida

 Exhibit 27 - Financial Data Schedule

                         Signature
                         ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     						General Parcel Service, Inc.

Date:  May 14, 1996        By:   (Signed)
                              ------------------------
                 			          Wayne N. Nellums
                 			          Vice President,
                 			          Chief Financial Officer