Form 10KSB/A
period 1995-12-31
GENERAL PARCEL SERVICE INC
filed 1996-06-07
CIK 853532

U.S. SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                        FORM 10-KSB/A


       [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended   December 31, 1995


            Commission File Number: 33-30123-A


               GENERAL PARCEL SERVICE, INC.
       (Name of small business issuer in its charter)



    State of Floria       	             		       59-2576629
(State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)             Identification No.)


  8923 Western Way, Suite 22, Jacksonville, FL       32256
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code: (904) 363-0089

Securities registered pursuant to Section 12(g) of the Act:

	Title of Each Class       	Name of Exchange on which registered

 Common Stock                              NASDAQ

 Warrants (two warrants entitle
   holder to purchase at a
   price of $7.50 per share,
   one share of common stock)              NASDAQ



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

GENERAL PARCEL SERVICE, INC.

BY:  /s/ E. Hoke Smith, Jr.
E. Hoke Smith, Jr.,
Chief Executive Officer, Director

Date: June 6, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

      Signature        	   			  	Title          			   Date
- ----------------------   ----------------------  -------------
/s/ T. Wayne Davis 	    	Chairman of the Board  	June 6, 1996
T. Wayne Davis          	of Directors

/s/ E. Hoke Smith, Jr.	 	Director and Chief   			June 6, 1996
E. Hoke Smith, Jr.     		Executive Officer

/s/ Gayle Smith       			Director and Chief   			June 6, 1996
Gayle Smith           			Operating Officer

/s/ Steven C. Koegler	  	Director             			June 6, 1996
Steven C. Koegler

/s/  Wayne N. Nellums	  	Chief Financial        	June 6, 1996
Wayne N. Nellums         Officer