Form 10QSB
period 1996-06-30
GENERAL PARCEL SERVICE INC
filed 1996-08-14
CIK 853532

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549


                      FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996


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

There were 3,758,671 shares of the Company's common stock outstanding as of August 9, 1996.

   GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY

                   FORM 10-QSB

                      INDEX



PART I.	FINANCIAL INFORMATION	     			Page Number

Item 1
- ------

Consolidated Balance Sheets as of
June 30, 1996 and December 31, 1995 . . . . 2

Consolidated Statements of Earnings
for the three months ended June 30, 1996
and 1995 and for the six months ended
June 30, 1996 and 1995  . . . . . . . . . . 3

Consolidated Statements of Cash Flows
for the three months ended June 30,
1996 and 1995 . . . . . . . . . . . . . . . 4

Notes to Consolidated Financial
Statements  . . . . . . . . . . . . . . . . 5

Item 2
- ------

Management's Discussion and Analysis
of Financial Condition and Results
of Operations . . . . . . . . . . . . . . . 6



PART II.	OTHER INFORMATION. . . . . . . . .12

Item 4
- ------
Submission of Matters to a
Vote of Security Holders

Item 6
- ------
Exhibits and Reports on Form 8-K

(A) 	Reports on Form 8-K

(B) 	Exhibits:
	 	 	Exhibit 10, Material Contracts
	 	 	Exhibit 27, Financial Data Schedule

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                    	 	  June 30,  	 	 	December 31,
                                       	 	 1996       	 	 	 1995
                                      --------------   --------------
                                     	 	(Unaudited)

ASSETS

Current assets:
 Cash                               	$       	8,589  	$       	6,739
 Accounts receivable
  (net of allowance for doubtful
  accounts of $7,546 and $7,846 at
  June 30, 1996 and December 31,
  1995 respectively)                   	 	2,077,848  	    	2,068,975
  Other current assets                   	 	406,606     	 	 	380,090
                                       -------------    -------------
        Total current assets  	          	2,493,043   	 	 	2,455,804
                                       -------------    -------------

Long term assets:
  Equipment, at net book value         	 	6,991,095   	 	 	7,593,626
  Goodwill                               	 	980,444   	 	 	1,015,784
  Other assets                           	 	187,251     	 	 	187,251
                                       -------------    -------------
        Total long term assets  	        	8,158,790   	 	 	8,796,661
                                       -------------    -------------

        Total assets                	$  	10,651,833  	$  	11,252,465
                                       =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Short term borrowings              	$   	1,562,689  	$    1,599,000
 Current obligations under
  capital leases 	                         	886,135  	 	    	860,309
 Current maturities of
  long-term debt 	                         	333,540  	    	 	518,842
 Accounts payable                      	 	1,926,726   	 	 	1,953,468
 Accrued expenses and other
  current liabilities                    	 	815,986         	738,404
                                       -------------    -------------
     Total current liabilities      	    	5,525,076   	 	 	5,670,023
                                       -------------    -------------

Long term liabilities:
 Long-term obligations under
  capital leases                         	1,296,853        1,605,802
  Long-term debt                         	 	755,646   	 	 	3,910,808
  Convertible debentures                 	 	300,000     	 	 	300,000
                                        ------------     ------------
     Total long term liabilities       	 	2,352,499  	    	5,816,610
                                        ------------     ------------

     Total liabilities                 	 	7,877,575  	 	 	11,486,633
                                        ------------     ------------

Commitments and contingencies

Stockholders' equity (deficit):
 Preferred stock, $.01 par value,
  500,000 shares authorized,
  280,000 issued and outstanding
  at June 30, 1996, 100,000 issued
  and outstanding at December 31,
  1995, liquidation preference
  $7,000,000.                               	 	2,800      	 	 	1,000
 Common stock, $.01 par value,
  10,000,000 shares authorized,
  3,758,671 shares issued and
  outstanding at June 30, 1996
  and December 31, 1995.                   	 	37,586     	 	 	37,586
 Additional paid-in capital            	 	17,887,855   	 	13,389,655
 Deficit                              	 	(15,153,983) 	 	(13,662,409)
                                        -------------   -------------
     Total stockholders'
      equity (deficit)                  	 	2,774,258       	(234,168)
                                        -------------   -------------

     Total liabilities and
      stockholders' equity
      (deficit)                     	$   	10,651,833  	$ 	11,252,465
                                        =============   =============

                    Read accompanying notes.

GENERAL PARCEL SERVICE, INC. AND  SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                             						 Three months ended June 30, 	   Six months ended June 30,
                                  	  	 1996 	 	         1995 	      	 1996         	 	1995
                                  -------------    -------------  ------------   -------------
Revenue                          	$ 	5,600,322    	$ 	4,853,489  	$	11,383,993  	$ 	9,916,819

Operating expenses
 Operations salaries
  & benefits                      	 	2,990,557     	 	2,800,797    		6,048,689  	  	5,337,489
 Fuel                               	 	408,388       	 	302,760     	 	763,888  	 	   590,319
 Equipment rental                  	   	20,359        	 	15,800      	 	49,449  	     	24,499
 Insurance 	                          	348,681       	 	524,980     	 	712,846  	 	   973,980
 Tires & maintenance 	                	221,061       	 	182,803     	 	421,075  		    356,988
 Depreciation & amortization 	 	       418,833       	 	438,065     	 	833,112  	 	   848,698
 Facilities expense 	 	                374,128  	 	     306,574  	 	   726,773  		    638,162
 Terminal expense 	 	                   51,684  	 	      79,308  	 	   105,594  	 	   135,362
 Purchased transportation 	 	           95,835  	 	      66,556  	 	   193,993  		    120,282
 Other operating costs 	 	              71,836  	 	      56,515  	 	   133,619  		     95,765
 Selling and administrative
  expense 	                         	1,306,064       	 	940,458    		2,369,594  	 	 1,652,306
                                    -----------      -----------    -----------    -----------
Total operating expense 	           	6,307,426  	    	5,714,616   		12,358,632  	 	10,773,850
                                    -----------      -----------    -----------    -----------

Operating income (loss)            	 	(707,104)     	 	(861,127)   	 	(974,639) 		   (857,031)

Interest expense 	                   	(135,155)     	 	(203,180)  	  	(341,935) 	   	(355,253)
                                    -----------      -----------    -----------    -----------

Net income (loss)                  	 	(842,259)   	 	(1,064,307)  		(1,316,574) 	 	(1,212,284)

Preferred stock
 dividend requirement               	 	(65,624)        	(43,750)    		(159,029) 	  	  (87,500)
                                    -----------      -----------    -----------    -----------

Earnings available to
 common shareholders             	$ 	 (907,883) 	  $ (1,108,057) 	$ (1,475,603) 	$	(1,299,784)
                                    ===========      ===========    ===========    ===========

Net Income (loss) per
 common share (primary
 and fully diluted)              	$     	(0.24)   	$     	(0.29) 	$     	(0.39) 	$     	(0.35)
                                    ===========      ===========    ===========    ===========

Weighted average
 number of common
 shares outstanding               	 	3,758,671      	 3,758,671 	   	3,758,671  		  3,758,671
                                    ===========      ===========    ===========    ==========

                                      Read accompanying notes.

GENERAL PARCEL SERVICE, INC. AND  SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
(Unaudited)

            	                             	         Six Months Ended June 30,
                                                  	 	 1996       	 	 	 1995
                                                  -------------    -------------
Cash flows (used in) provided
 by operating activities:
  Net loss                                       	$ (1,316,574)   	$ (1,212,284)
                                                   ------------     ------------
   Adjustments to reconcile net loss to cash
    (used in) provided by operating activities:
     Loss on disposal of fixed assets 	                 	1,307  	      	 	2,718
     Depreciation and amortization 	                  	926,434     	 	 	878,695
   Changes in assets and liabilities:
    Increase in accounts receivable                  	 	(8,873)   	 	 	(238,760)
    Decrease (increase) in other current assets     	 	(26,516)       	 	48,008
    Increase in other assets                         	 	-- 	 	          	(5,326)
    Increase in accounts payable 	                    	347,302  	    	 	280,402
    Increase (decrease) in accrued expenses          	 	77,582          (28,764)
                                                   ------------     ------------
          Total adjustments 	                       	1,317,236     	 	 	936,973
                                                   ------------     ------------
            Net cash (used in) provided
             by operating activities                    	 	662    	 	 	(275,311)
                                                   ------------     ------------

Cash flows for investing activities:
 Business combination 	                         	       --          	 	(151,674)
 Proceeds from disposal of equipment 	                  	4,500   	  	    --
 Purchase of equipment 	                             	(226,337) 	   	 	(473,573)
                                                   ------------     ------------
            Net cash used in
             investing activities 	                  	(221,837)   	 	 	(625,247)
                                                   ------------     ------------

Cash flows from financing activities:
 Proceeds from issuance of preferred stock 	        	4,500,000          	--
 Dividends paid on preferred stock                 	 	(175,000)   	 	 	(175,000)
 Repayment of long-term debt                     	 	(3,340,464)   	 	 	(346,801)
 Increase in long-term debt                         	  	-- 	 	       	3,000,000
 Principal payments under capital
  lease obligations 	                                	(351,156)   	 	 	(525,789)
 Repayment of short-term debt                    	 	(2,058,689) 	 	 	(2,500,000)
 Increase in short-term borrowings                	 	2,022,378   	 	 	1,400,000
 Increase (decrease) in bank overdraft             	 	(374,044) 	     	 	48,333
                                                   ------------     ------------
             Net cash provided by
              financing activities 	                  	223,025  	    	 	900,743
                                                   ------------     ------------


Increase (decrease) in cash and cash
 equivalents                                          	 	1,850  	 	        	185
Cash and cash equivalents, beginning of period 	        	6,739           	5,575
                                                   ------------     ------------
Cash and cash equivalents, end of period         	$     	8,589  	 	$     	5,760
                                                   ============     ============

Supplemental cash flow data
 Cash paid during the period for interest        	$   	354,699  	 	$   	319,825
                                                   ============     ============

Supplemental schedule of noncash investing and
 financing activities
   Capital lease and notes payable obligations
    incurred for new vehicles and equipment      	$ 	   68,033    	$   	461,874
                                                   ============     ============
   Business combination
    Fair value of assets acquired                	$ 	   -- 	      	$ 	1,408,670
    Fair value of liabilities assumed               	 	 -- 	 	      	(1,256,996)
                                                   ------------     ------------
    Net cash payments                            	$   	 -- 	      	$   	151,674
                                                   ============     ============



                           Read accompanying notes

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The information presented herein as of June 30, 1996, and for the three months and six months ended June 30, 1996 and 1995, is unaudited. The December 31, 1995, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

1.  Summary of Significant Accounting Policies

Management's Representation
- ---------------------------

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

Net Loss per Common Share
- -------------------------

Net loss applicable to common share is based on the weighted average number of shares outstanding during the periods reported. Any assumption of conversion of common stock equivalents, such as options and warrants, is anti-dilutive and has not been considered in determining net loss per share or the weighted average number of shares outstanding.

Preferred Stock
- ---------------

On February 28, 1996, the Board of Directors amended the Articles of Incorporation to provide for 300,000 shares of Class A, Series 2 Cumulative Preferred Stock ("Series 2 Preferred"). On March 4, 1996, 120,000 shares were sold for a total price of $3,000,000 to an Affiliate of the Company's Chairman. Proceeds from the sale were used to retire $3,000,000 of bank debt. On June 25, 1996, 60,000 shares were sold at a total price of $1,500,000 to the same Affiliate of the Company's Chairman. Proceeds from the June 25, 1966 sale were used to retire $500,000 of short term debt and to fund working capital requirements. The Series 2 Preferred shares are non-voting and generally provide for a conversion into common stock at a rate of $2.50 per share, and provide for a cumulative dividend of $1.75 per annum, paid quarterly. At June 30, 1996, the Company had preferred stock dividends in arrears of $155,807.

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

Liquidity and Capital Resources
- -------------------------------

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

As of June 30, 1996, the Company had raised net equity capital of $8,145,052 from private placements of restricted common shares, $6,917,489 from private placements of preferred stock, $2,715,700 from its initial public offering of November 2, 1989, and $150,000 from the sale of unrestricted common shares. When combined with cumulative operating losses since inception of $14,803,984 and $350,000 of dividends paid on preferred stock, the Company's net stockholders' equity as of June 30, 1996, was $2,774,258. The Company issued $4,500,000 of preferred stock on March 5, 1996, but has issued no restricted common stock in 1996.

As of June 30, 1996, the Company was contractually obligated to repay $4,834,863 of indebtedness to equipment lessors, banks and other secured lenders and $300,000 to holders of its convertible debentures. In addition, the Company owed $1,926,726 to suppliers of goods and services necessary for the conduct of ongoing business including amounts represented by issued and outstanding checks, and had accrued salaries and other expenses of $815,986 which were unpaid at June 30, 1996.

Cash provided by operations during the six months ended June 30, 1996 was $662 as compared to cash used in operations for the first six months of 1995 of $275,311. The net cash provided by operations resulted primarily from the non-cash expense of depreciation and amortization, and an increase in accounts payable and accrued expenses. These were partially offset by the net loss, an increase in accounts receivable and a decrease in other current assets. The Company's cash balance increased by $1,850 during the first six months of 1996.

The Company decreased its borrowings under its bank lines of credit by $3,036,311 during the first six months of 1996. The Company repaid its $3,000,000 bank term loan and reduced amounts borrowed under its revolving line of credit agreement by a net amount of $36.311.

The revolving line of credit agreement provides for interest payable monthly for advances of $1,000,000 or greater at the lower interest of the thirty day LIBOR rate plus .75% or the Bank's prime interest rate less .75% and for all other advances at the Bank's prime interest rate less .75%. The revolving credit agreement is collateralized by the Company's accounts receivable and certain stock certificates pledged by the Company's Chairman. As of December 31, 1995, the Company had borrowed $1,599,000 against the line of credit and had $1,101,000 of credit available. As of June 30, 1996, the Company has borrowed $1,562,689 against the $2,750,000 line of credit.

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

Management believes, but can offer no assurances, that it can improve operating performance and cash flows through the following measures:

*	A large portion of the Company's expenses since
inception have been related to efforts to develop
its marketing, distribution and service network. The
Company has developed extensive 	distribution networks in
Florida, Atlanta, Georgia, and Charlotte, North
Carolina.  In January, 1996. the Company opened a terminal in
Greensboro, North Carolina 	to service existing customers in
the Greensboro, Winston Salem, Durham and Raleigh areas.

In June, 1996, the Company began an aggressive expansion into
South Carolina and areas no		previously served in North
Carolina to fill the void created when another carrier ceased operations.  This carrier had serviced in the Carolinas many
of the customers that the 	Company 	serves in Florida and Georgia.
Management believes that the revenues which 	will be generated
by extending the Company's service area for present customers and those additional customers it will attract will exceed the cost of providing such service and will contribute to the absorption
of overhead.  To 	service these new areas the Company	has opened
new terminals in the North Carolina cities 	of Asheville,
Fayetteville, Raleigh and Wilmington, relocated to a larger
Charlotte, North 	Carolina terminal and opened new
terminals in the South Carolina cities of Charleston, Columbia, Greenville and Florence.

* Management has reassessed the operating practices at each of its terminals and has instituted a number of changes directed towards cost containment including elimination of unprofitable delivery routes. Route planning computer hardware and software has been purchased to analyze and redesign the routing structure of each city. The equipment went operational in July and the city by city analysis has begun. Management expects to be able to reduce costs through eliminating routes.

Strict accountability over all costs is being implemented at all locations through budgetary controls and improved reporting of actual operating results to operations managers.

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

Financial Condition
- -------------------

As of June 30, 1996, the Company's working capital deficit (current liabilities less current assets) was $3,032,033, which was a decrease of $182,186 from the $3,214,219 working capital deficit at December 31, 1995. Total current assets of $2,493,043 included cash of $8,589, accounts receivable of $2,077,848, prepaid insurance premiums and deposits of $54,229, inventories of tires, parts, uniforms and supplies of $218,405, other prepaid expenses of $52,010 and other assets of $81,963.

Current liabilities of $5,525,075 included current obligations under leases and other lending agreements of $2,482,364, amounts owed to trade creditors of $1,926,726, including amounts represented by issued and outstanding checks, and other accrued expenses of $815,986.

Total assets as of June 30, 1996, decreased by $600,632 (or 5.3%) during the six months ended June 30, 1996 to $10,651,833. Accounts receivable increased by $8,873 (or 0.4%) during the six months ended June 30, 1996 to $2,077,848. The number of weeks sales in outstanding receivables was 4.7 at June 30, 1996, compared to 5.2 at December 31, 1995. Other current assets of $406,606 increased by $26,516 (or 7.0%).

The net book value of equipment decreased by $602,531 (or 7.9%) to $6,991,095 during the six months ended June 30, 1996 as a result of depreciation of $833,112 and disposals of $5,805 exceeding additions of $236,386. The additions included $68,033 for four new delivery vans, $37,056 for life-extending equipment repairs, $32,428 for terminal equipment and $98,869 for computers and other office equipment.

Total liabilities of $7,877,575 decreased by $3,609,058 (or 31.4%) during the six months ended June 30, 1996. This resulted primarily from a decrease in total bank and other debt by $3,376,775 (or 56.0%) to $2,651,875, a decrease in accounts payable by $26,742 (or 1.4%) to $1,926,726, an increase in accrued expenses of $77,582 (or 10.5%) to $815,986 and a decrease in obligations under capital leases of $283,123 (or 11.5%).

Capital lease obligations of $2,189,988 decreased during the six months ended June 30, 1996 as a result of $351,156 of scheduled principal payments in excess of $68,033 of new additions. The additions to capitalized leases were for four new delivery vans. Long term debt of $1,089,186 decreased $3,340,464 (or 75.4%) as a result of repayment of the $3,000,000 term loan and $127,172 of scheduled principal payments. Short-term borrowings decreased by $36,311 to $1,562,689 (or 2.3%) as a result of a repayment of $1,500,000 of short term borrowings with proceeds from the sale of preferred stock and net increases of $1,463,689 to fund operations, service debt and pay lease payments.

The Company's stockholders' equity increased during six months ended June 30, 1996 by $3,008,426 to $2,774,258 at June 30,
1996, as a result of the sale of $4,500,000 of preferred stock and was reduced by the net loss for the period and the payment of a $175,000 dividend on the Company's preferred stock.

Results of Operations
- ---------------------

The Company's net loss for the six months ended June 30, 1995 was $1,316,574 compared to a net loss of $1,212,284 for the same period of 1995. For the quarter ended June 30, 1996 the loss was $842,259 compared to a net loss of $1,064,307 for the same period of 1995. Revenue for the six months ended June 30, 1996, was $11,383,993 representing an increase of $1,467,174 (or 14.8%)
over revenue for the same period of 1995. Revenue for the three months ended June 30, 1996, was $5,600,322 representing an increase of $746,833 (or 15.4%) from revenue for the same period of 1995.

Total operating expenses (excluding interest expense) were $12,358,632 for the first six months of 1996 and $6,307,426 for the second quarter of 1996. For the first six months of 1996, total operating expenses increased $1,584,782 (or 14.7%) compared to those expenses for the first six months of 1995. For the second quarter of 1996, total operating expenses were $6,307,426, an increase of $592,810 (or 10.4%) over the second quarter of 1995. The operating ratio (total operating expenses as a percentage of revenue), was 108.6% for the six months ended June 30, 1996 and for the six months ended June 30, 1995, and 112.6% for the quarter ended June 30, 1996, compared to 117.7% for the quarter ended June 30, 1995.

Operating salaries and benefits at $6,048,689 increased by $711,200 (or 13.3%) for the first six months of 1996, and were 53.1% of revenue compared to 53.8% for the first six months of 1995. For the second quarter of 1996, operating salaries and benefits were $2,990,557, an increase of $189,760 (or 6.8%) over those for the second quarter of 1995. Operating salaries and benefits were 53.4% of revenue for the second quarter of 1996 compared to 57.7% for the second quarter of 1995.

Fuel costs at $763,888 increased by $173,569 from the first six months of 1995 level of $590,319 and were 6.7% of revenue for the six months ended June 30, 1996, compared to 6.0% for the first six months of 1995. For the second quarter of 1995, fuel costs were $302,760. They increased in the quarter ended June 30, 1996, $105,628 from the second quarter 1995 level of 6.2% of revenue to reach 7.3% of revenue. These increases resulted primarily from increases in the price of fuel.

Insurance costs decreased by $261,134 to $712,846 (or 6.3%) of revenue in the first six months of 1996 as compared to $973,980 (or 9.8%) of the first six months of 1995 revenue. Insurance costs decreased by $176,299 to $348,681 or (6.3%) of revenue in the second quarter of 1996 as compared to $524,980 (or 10.8%) of second quarter 1995 revenue.

Tires and maintenance expense at $421,075 increased by $64,087 from the first six months 1995 level and represented 3.7% of revenue compared to 3.6% in the first six months of 1995. Tires and maintenance expense at $221,061 increased by $38,258 from the second quarter 1995 level and represented 3.9% of revenue in the second quarter of 1996, up from 3.8% for the same 1995 quarter.

The fixed components of operating cost (depreciation and amortization, facilities and terminal expense) decreased in the first six months of 1996 over the first six months of 1995. Depreciation and amortization was $833,112, a decrease of $15,586 (or 1.8%) from the first six months of 1995, and was 7.3% of revenue in the first six months of 1996 as compared to 8.6% in the same period of 1995. Depreciation and amortization was $418,833, a decrease of $19,232 (or 4.4%) from the second quarter of 1995, and was 7.5% of revenue in the second quarter of 1996 as compared to 9.0% in the same period of 1995.

Facilities expense (rent plus utilities) at $726,773 increased by $88,611 (or 13.9%) and was 6.4% of revenue in the first six months of both 1996 and 1995. Facilities expense (rent plus utilities) at $374,128 increased by $67,554 (or 22.0%) and was 6.7% of second quarter 1996 revenue versus 6.3% in the second quarter of 1995. Terminal expense decreased by $28,678 and $27,624 to $105,574 and $51,684 for the six months and quarter ended June 30, 1995.

Purchased transportation, which includes amounts paid to trucking companies to bring packages from customers' distribution points outside the Company's geographical operating area to the Company's terminals for delivery has increased to $193,993 and $95,835 for the six months and quarter ended June 30, 1996, from $120,282 for the six months ended June 30, 1995 and $66,556 for the quarter ended June 30, 1995.

Selling and administrative expense at $2,369,574 was 43.4% higher than the first six months 1995 level and increased as a percentage of revenue from 16.7% in the 1995 first six months to 20.8% in the 1996 first six months. For the second quarter of 1996, selling and administrative expense were $1,306,064, an increase of $385,606 (or 38.9%) over those for the second quarter 1995 and increased as a percentage of revenue from 19.4% in the 1995 second quarter to 23.3% in the 1996 second quarter. The increases relate primarily to additional personnel costs, legal expenses associated with the UPS litigation and additional taxes and licenses.

The Company's operating loss for the six months ended June 30, 1996 was $974,639 compared to an operating loss of $857,031 for the six months ended June 30, 1995. Its operating loss for the quarter ended June 30, 1996 was $707,104 compared to an operating loss of $861,127 for the quarter ended June 30, 1995.

Interest expense for the first six months of 1996 was $341,935, which was a decrease of $13,318 from the interest expense for the first six months of 1995. Interest expense for the second quarter of 1996 was $135,155. This amount was $68,025 below the interest expense for the quarter ended June 30, 1995.

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY

				     Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

At its Annual Meeting on June 6, 1996, the Company's
Shareholders:

	a) ratified the appointment by the Board of Directors of Grenadier, Collins, Mencke & Howard, LLP as independent public accountants for the fiscal year ending
December 31, 1996, and

	b) elected seven directors as follows:

T. Wayne Davis
Chairman of the Board	of Directors

E. Hoke Smith
Director, President and Chief Executive Officer

J. Ray Gatlin
Director

Drue B. Linton
Director

Steven C. Koegler
Director, Legal Counsel

Terry Coleman
Director

Gayle Smith
Director, Executive Vice President and
Chief Operating Officer

Item 6.  Exhibits and Reports on Form 8-K

	Reports on Form 8-k:

The Company filed a Form 8-K dated June 25, 1996,
reporting that on June 25, 1996 an affiliate of the
Chairman of the Board of the Company purchased
$1,500,000 of the Class A, Series 2 Cumulative Convertible
Preferred Stock of the	corporation.

	Exhibits:

Exhibit 10.1 - Lease Agreement governing GPS's terminal in
Columbia, South Carolina dated May 31, 1996 between GPS and
Angor.a Columbia Enterprises.                                            .

Exhibit 10.2 - Assignment of Lease Agreement governing GPS's terminal in Greensboro, North Carolina dated June 13, 1996 between GPS, ABF Freight System, Inc., Bob G. Gibson and Defco Company.

Exhibit 10.3 - Lease Agreement governing GPS's terminal in
Greenville, South Carolina dated June 20, 1996 between GPS and Real Estate Partners.

Exhibit 10.4 - Lease Agreement governing GPS's terminal in
Ashville, North Carolina dated July 8, 1996 between GPS and
J. C. Swicegood, Jr.
                                       .
Exhibit 10.5 - Lease Agreement governing GPS's terminal in
Fayetteville, North Carolina dated July 1, 1996 between GPS and Eugene and Jean G. Hair.

Exhibit 10.6 - Termination of Lease Agreement governing GPS's terminal in Charlotte, North Carolina dated June 24, 1996 between GPS and Lincoln National Life Insurance Company.

Exhibit 10.7 - Lease Agreement governing GPS's terminal in
Charlotte, North Carolina dated July 30, 1996 between GPS and Lincoln National Life Insurance Company.

Exhibit 10.8 - Lease Agreement governing GPS's terminal in
Charleston, South Carolina dated July 9, 1996 between GPS and J. P. Gaillard, ET AL.

Exhibit 10.9 - Lease Agreement governing GPS's terminal in
Raleigh, North Carolina dated July 9, 1996 between GPS and
Parker-Raleigh Development I, Limited Partnership.

Exhibit 27   - Financial Data Schedule


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Parcel Service, Inc.



Date:  August 15, 1996

By (Signed)
- ------------------
E. Hoke Smith, Jr.
President and Chief Executive Officer


By:  (Signed)
- ------------------
Wayne N. Nellums
Vice President, Chief Financial Officer