Form 10QSB
period 1996-09-30
GENERAL PARCEL SERVICE INC
filed 1996-11-13
CIK 853532

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended    September 30, 1996

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

There were 3,758,671 shares of the Company's common stock outstanding as of November 8, 1996.

      GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY

                     FORM 10-QSB

                       INDEX
                       -----

PART I.	FINANCIAL INFORMATION	           	    		Page Number
                                                -----------
Item 1
------
Consolidated Balance Sheets as of
 September 30, 1996 and December 31, 1995. . . . . . 2

Consolidated Statements of Earnings for
 the three months ended September 30, 1996
 and 1995 and for the nine months ended
 September 30, 1996 and 1995 . . . . . . . . . . . . 3

Consolidated Statements of Cash Flows for
 the three months ended September 30, 1996
 and 1995. . . . . . . . . . . . . . . . . . . . . . 4

Notes to Consolidated Financial Statements . . . . . 5

Item 2
------
Management's Discussion and Analysis of
 Financial Condition and Results of Operations . . . 6

PART II.	OTHER INFORMATION . . . . . . . . . . . . .13

Item 6
------
Exhibits and Reports on Form 8-K

 	 	(A) 	Reports on Form 8-K

 	 	(B) 	Exhibits:
 	 	 	Exhibit 10, Material Contracts
 	 	 	Exhibit 27, Financial Data Schedule

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                          	 	  September 30, 	 	 	December 31,
                                                              	 	  1996 	 	 	         1995
                                                               -------------      ------------
                                          	                    	(Unaudited)
                        ASSETS

Current assets:
  Cash                                                        	$      	8,233  	 	 $      6,739
  Accounts receivable (net of allowance for doubtful
    accounts of $7,543 and $7,846 at September 30, 1996
    and December 31, 1995 respectively)                         	 	2,313,168  	 	   	2,068,975
  Other current assets                                            	 	552,001  	 	 	    380,090
                                                               --------------     -------------
         Total current assets 	                                   	2,873,402  	 	 	  2,455,804
                                                               --------------     -------------

Long term assets:
  Equipment, at net book value                                  	 	6,904,558  	 	 	  7,593,626
  Goodwill                                                        	 	962,774         1,015,784
  Other assets                                                    	 	221,932  	 	 	    187,251
                                                               --------------     -------------
         Total long term assets 	                                 	8,089,264  	 	 	  8,796,661
                                                               --------------     -------------

         Total assets                                         	$ 	10,962,666  	 	 $ 11,252,465
                                                               ==============     =============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Short term borrowings                                       	$  	1,679,689  	 	 $ 	1,599,000
  Current obligations under capital leases 	 	                       930,818           860,309
  Current maturities of long-term debt                            	 	311,984  	 	 	    518,842
  Accounts payable 	                                              	2,083,366  	 	 	  1,953,468
  Accrued expenses and other current liabilities 	 	               1,248,741  		 	     738,404
                                                               --------------     -------------
         Total current liabilities 	                              	6,254,598   	 	 	 5,670,023
                                                               --------------     -------------

Long term liabilities:
  Long-term obligations under capital leases 	 	                   1,035,250  	 		   1,605,802
  Long-term debt                                                  	 	677,919  	 	 	  3,910,808
  Convertible debentures 	                                          	300,000  	 	 	    300,000
                                                                -------------     -------------
         Total long term liabilities                            	 	2,013,169  	 		   5,816,610
                                                                -------------     -------------

         Total liabilities                                      	 	8,267,767  	 	 	 11,486,633
                                                                -------------     -------------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 800,000 shares authorized,
   340,000 issued and outstanding at September 30, 1996,
   100,000 issued and outstanding at December 31, 1995,
   liquidation preference $8,000,000.                               	 	3,400  	 	 	      1,000
  Common stock, $.01 par value, 10,000,000 shares authorized,
   3,758,671 shares issued and outstanding at September 30,
   1996 and December 31, 1995. 	                                     	37,586         	 	37,586
  Additional paid-in capital 	 	                                  19,387,255  	 	 	 13,389,655
  Deficit 	 	                                                    (16,733,342) 	 	 	(13,662,409)
                                                                -------------     -------------
         Total stockholders' equity (deficit) 	 	                  2,694,899  	 		    (234,168)
                                                                -------------     -------------

         Total liabilities and stockholders' equity (deficit)  	$	10,962,666  	 	 $ 11,252,465
                                                                =============     =============


Read accompanying notes.

GENERAL PARCEL SERVICE, INC. AND  SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                                   						 Three months ended September 30, 	    Six months ended September 30,
                                           	 	 1996          	 	 1995 	 	           1996	 	           1995
                                         --------------     --------------     --------------    --------------
Revenue                                 	$ 	 5,777,825     	$  	5,015,484     	$  17,161,818  	  $  14,932,303

Operating expenses
  Operations salaries & benefits            	3,474,389       	 	2,815,491  	       9,505,179  	 	    8,152,980
  Fuel                                      	 	420,591         	 	272,725  	 	     1,184,479  	 	      863,044
  Equipment rental                          	 	179,109           	 	3,581        	 	 228,558  	 	       28,080
  Insurance                                 	 	378,795         	 	478,302   	 	    1,091,641  	 	    1,452,282
  Tires & maintenance 	 	                      244,505  	 	       190,780  	 	       665,580  	        547,768
  Depreciation & amortization 	 	              442,611  	 	       424,447  		      1,311,063  	 	    1,273,144
  Facilities expense 	 	                       443,747  	 	       319,540  	 	     1,170,520  		       957,703
  Terminal expense 	 	                          93,903  	 	        58,789  	 	       204,095  	 	      194,151
  Purchased transportation 	 	                 110,954  	 	        60,322  	 	       304,947  	        180,604
  Other operating costs 	 	                     86,655  	 	        30,196  	 	       221,228  	        125,961
  Selling and administrative expense 	 	     1,202,323  	 	     1,007,007          3,548,927  	 	    2,659,313
                                          -------------     --------------     --------------    --------------

Total operating expense 	 	                  7,077,582       	 	5,661,180  		     19,436,217  	 	   16,435,030
                                          -------------     --------------     --------------    --------------
Operating income (loss) 	 	                 (1,299,757)       	 	(645,696) 		     (2,274,399) 	 	   (1,502,727)

Interest expense                            	 	211,299 	         	205,809  	 	       553,234  	 	      561,063
                                          -------------     --------------     --------------    --------------
Net income (loss)                        	 	(1,511,056)      	  	(851,505) 	 	    (2,827,633) 	     (2,063,790)

Preferred stock dividend requirement 	 	       122,500          	 	43,750  		        281,529  	 	      131,250
                                          -------------     --------------     --------------    --------------
Earnings available to common
  shareholders 	                          $ (1,633,556) 	   $  	 (895,255) 	   $  (3,109,162) 	  $  (2,195,040)
                                          =============     ==============     ==============    ==============
Net Income (loss) per common
  share (primary and fully diluted)      	$     	(0.43) 	   $      	(0.24) 	   $      	(0.83) 	  $      	(0.58)
                                          =============     ==============     ==============    ==============
Weighted average number of common
  shares outstanding 	 	                     3,758,671  	 	     3,758,671 	 	      3,758,671  		     3,758,671
                                          =============     ==============     ==============    ==============

Read accompanying notes.

GENERAL PARCEL SERVICE, INC. AND  SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
(Unaudited)

                                                                 	 	   Nine Months Ended September 30,
                                                                       	 	 1996 	 	 	         1995
                                                                      --------------     --------------
Cash flows (used in) provided by operating activities:
  Net loss                                                           	$ 	(2,827,633) 	 	 $ 	(2,063,790)
    Adjustments to reconcile net loss to cash
      (used in) provided by operating activities:
        Loss on disposal of fixed assets 	                                    1,307  	 	 	       2,718
        Depreciation and amortization 	 	                                 1,311,063  	 		    1,321,511
    Changes in assets and liabilities:
      Increase in accounts receivable 	 	                                  (244,193) 	 		     (177,484)
      Decrease (increase) in other current assets 	 	                      (171,911) 	 	       193,989
      Increase in other assets 	                                          	 (34,681) 	 	 	      (5,326)
      Increase in accounts payable                                      	 	 889,356  	 	 	     101,428
      Increase in accrued expenses 	                                       	510,337  	 	 	     176,682
                                                                      --------------     --------------
          Total adjustments 	 	                                           2,261,278  	 	 	   1,613,518
                                                                      --------------     --------------
              Net cash (used in) provided by operating activities 	 	      (566,355) 	 	 	    (450,272)
                                                                      --------------     --------------

Cash flows for investing activities:
  Business combination                                              	 	      --     	 	 	     (151,674)
  Proceeds from disposal of equipment                                        	4,500  	 	 	      --
  Purchase of equipment 	                                                 	(506,759) 	 	 	    (626,055)
                                                                      --------------     --------------
               Net cash used in investing activities 	                    	(502,259) 	 	 	    (777,729)
                                                                      --------------     --------------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock 	 	                           6,000,000  	 		       --
  Dividends paid on preferred stock                                     	 	(243,300) 	 	 	    (175,000)
  Repayment of long-term debt                                         	 	(3,439,747) 	 	 	    (533,155)
  Increase in long-term debt                                              	 	-- 	 	 	        3,000,000
  Principal payments under capital lease obligations 	                    	(568,076) 	 	 	    (916,661)
  Repayment of short-term debt                                        	 	(3,000,000) 	 	 	  (2,500,000)
  Increase in short-term borrowings                                    	 	3,080,689  	 	 	   2,500,000
  Increase (decrease) in bank overdraft 	 	                                (759,458) 	 		     (141,587)
                                                                      --------------     --------------
               Net cash provided by financing activities 	                1,070,108  	 	 	   1,233,597
                                                                      --------------     --------------

Increase in cash and cash equivalents                           	 	           1,494  	 	 	       5,596
Cash and cash equivalents, beginning of period 	 	                            6,739  	 		        5,575
                                                                      --------------     --------------
Cash and cash equivalents, end of period 	                            $   	   8,233  	 	 $ 	    11,171
                                                                      ==============     ==============

Supplemental cash flow data
   Cash paid during the period for interest 	                         $    	487,434  	 	 $	    489,708
                                                                      ==============     ==============

Supplemental schedule of noncash investing and
   financing activities
      Capital lease and notes payable obligations
         incurred for new vehicles and equipment 	                    $ 	    68,033  		  $ 	   461,874
                                                                      ==============     ==============
      Business combination
         Fair value of assets acquired 	                              $ 	    -- 	 	      $ 	 1,408,670
         Fair value of liabilities assumed                                   -- 	 		        (1,256,996)
                                                                      ==============     ==============
         Net cash payments 	                                          $ 	    -- 	 	      $ 	   151,674
                                                                      ==============     ==============

Read accompanying notes

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The information presented herein as of September 30, 1996, and for the three months and nine months ended September 30, 1996 and 1995, is unaudited. The December 31, 1995, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Management's Representation
---------------------------
In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements are reflected in the interim periods presented. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the annual consolidated financial statements and notes of General Parcel Service, Inc. (the "Company").

Net Loss per Common Share
-------------------------

Net loss applicable to common share is based on the weighted average number of shares outstanding during the periods reported. Any assumption of conversion of common stock equivalents, such as options and warrants, is anti-dilutive and has not been considered in determining net loss per share or the weighted average number of shares outstanding.

Preferred Stock
---------------

On February 28, 1996, the Board of Directors amended the Articles of Incorporation to provide for 300,000 shares of Class A, Series 2 Cumulative Preferred Stock ("Series 2 Preferred"). On March 4, 1996, 120,000 shares were sold for a total price of $3,000,000 to an Affiliate of the Company's Chairman. Proceeds from the sale were used to retire $3,000,000 of bank debt. On June 25, 1996, 60,000 shares were sold at a total price of $1,500,000 to the same Affiliate of the Company's Chairman. Proceeds from the June 25, 1996 sale were used to fund working capital requirements. The Series 2 Preferred shares are non-voting and generally provide for a conversion into common stock at a rate of $2.50 per share, and provide for a cumulative dividend of $1.75 per annum, paid quarterly.

On September 18, 1996, the Board of Directors amended the Articles of Incorporation to provide for 300,000 shares of Class A, Series 3 Cumulative Preferred Stock ("Series 3 Preferred"). On September 30, 1996, 60,000 shares were sold for a total price of $1,500,000 to an Affiliate of the Company's Chairman. Proceeds from the September 30, 1996 sale were used to fund working capital requirements. The Series 3 Preferred shares are non-voting and generally provide for a conversion into common stock at a rate of $2.50 per share, and provide for a cumulative dividend of $2.00 per annum, paid quarterly. At September 30, 1996, the Company had preferred stock dividends in arrears of $210,000.

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

Liquidity and Capital Resources
-------------------------------

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

As of September 30, 1996, the Company had raised net equity capital of $8,145,052 from private placements of restricted common shares, $8,417,489 from private placements of preferred stock, $2,715,700 from its initial public offering of November 2, 1989, and $150,000 from the sale of unrestricted common shares. When combined with cumulative operating losses since inception of $16,315,042 and $418,300 of dividends paid on preferred stock, the Company's net stockholders' equity as of September 30, 1996, was $2,694,899. The Company issued $6,000,000 of preferred stock during 1996, but has issued no restricted common stock in 1996.

As of September 30, 1996, the Company was contractually obligated to repay $4,635,660 of indebtedness to equipment lessors, banks and other secured lenders and $300,000 to holders of its convertible debentures. In addition, the Company owed $2,083,366 to suppliers of goods and services necessary for the conduct of ongoing business including amounts represented by issued and outstanding checks, and had accrued salaries and other expenses of $1,248,741 which were unpaid at September 30, 1996.

Cash used in operations during the nine months ended September 30, 1996 was $566,355 as compared to cash used in operations for the first nine months of 1995 of $450,272. The net cash used in operations resulted primarily from the net loss and increases in accounts receivable, other current assets and other assets. These were partially offset by the non-cash expenses of depreciation and amortization, and increases in accounts payable and accrued expenses. The Company's cash balance increased by $1,494 during the first nine months of 1996.

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company reduced its borrowings under its bank lines of credit by a net amount of $2,919,311 during the first nine months of 1996. The Company repaid its $3,000,000 bank term loan and increased amounts borrowed under its revolving line of credit agreement by a net amount of $80,689.

The revolving line of credit agreement provides for interest payable monthly for advances of $1,000,000 or greater at the lower interest of the thirty day LIBOR rate plus .75% or the Bank's prime interest rate less .75% and for all other advances at the Bank's prime interest rate less .75%. The revolving credit agreement is collateralized by the Company's accounts receivable and certain stock certificates pledged by the Company's Chairman. As of December 31, 1995, the Company had borrowed $1,599,000 against the line of credit and had $1,101,000 of credit available. As of September 30, 1996, the Company has borrowed $1,679,689 against the $3,250,000 line of credit.

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
and service network. Prior to 1996, the Company had developed
extensive	distribution networks in Florida, Atlanta, Georgia,
and Charlotte, North Carolina. In January, 1996, the Company opened a terminal in Greensboro, North Carolina to service existing customers in the Greensboro, Winston-Salem, Durham and Raleigh areas.

In June, 1996, the Company began an aggressive expansion into
South Carolina and areas not	previously served in North
Carolina to fill the void created when another carrier ceased operations.  This carrier had serviced in the Carolinas many of the customers that the Company serves in Florida and Georgia.
Management believes that the revenues which will be generated by extending the Company's service area for present customers and those additional customers it will attract will exceed the cost of providing such service and will contribute to the absorption
of overhead.  To 	service these new areas the Company has opened
new terminals in the North Carolina cities	of Asheville, Fayetteville,
Raleigh and Wilmington, relocated to a larger Charlotte, North
Carolina terminal and opened new terminals in the South Carolina cities of Charleston, Columbia, Greenville and Florence.

Management has reassessed the operating practices at each of its terminals and has instituted a number of changes directed towards cost containment including elimination of unprofitable delivery routes. Route planning computer hardware and software is being used to analyze and redesign the routing structure of each city. Management expects to be able to reduce

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations


costs through eliminating routes. Strict accountability over all costs is being implemented at all locations through budgetary controls and improved reporting of actual operating results to operations managers. The Board of Directors has engaged KPMG
BayMark Capital LLC ("BayMark") to render certain financial advisory and investment banking services to the Company. Under the terms of the engagement, BayMark will familiarize itself to the extent it deems appropriate and feasible with the business, operations, properties, financial condition and prospects of the Company and will advise and assist the Company in identifying and/or evaluating various strategic or financial alternatives that may be available to the Company to enhance shareholder value. Among the alternatives which may be available to the Company are an acquisition of all or a significant portion of the assets or equity securities of another corporation or business entity; a sale of the Company or significant portion of its equity securities, assets or businesses to one or more third parties; a recapitalization or restructuring of the Company; repurchases by the Company of its common stock or other securities;
a public or private sale of additional equity or debt securities of the Company; or such other form of transaction that BayMark believes may be of possible interest to the Company.

Should the Company not obtain additional funding through the efforts of BayMark and not be able to provide cash for its operations to fund operations losses or debt service, it will rely on the commitment of one of its major shareholders to fund losses of the Company through December 31, 1996.

Financial Condition
-------------------

As of September 30, 1996, the Company's working capital deficit (current liabilities less current assets) was $3,381,196, which was an increase of $166,977 from the $3,214,219 working capital deficit at December 31, 1995. Total current assets of $2,873,402 included cash of $8,233, accounts receivable of $2,313,168, prepaid insurance premiums and deposits of $46,810, inventories of tires, parts, uniforms and supplies of $218,405, other prepaid expenses of $66,833 and other assets of $219,953.

Current liabilities of $6,254,598 included current obligations under leases and other lending agreements of $2,922,491, amounts owed to trade creditors of $2,083,366, including amounts represented by issued and outstanding checks, and other accrued expenses of $1,248,741.

Total assets as of September 30, 1996, decreased by $289,799 (or
2.6%) during the nine months ended September 30, 1996 to
$10,962,666.  Accounts receivable increased  by  $244,193  (or
11.8%)

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations


during the nine months ended September 30, 1996 to $2,313,168.
The number of weeks sales in outstanding receivables was 5.2 at both September 30, 1996, and December 31, 1995. Other current assets of $552,001 increased by $171,911 (or 45.3 %).

The net book value of equipment decreased by $689,068 (or 9.1%) to $6,904,558 during the nine months ended September 30, 1996 as a result of depreciation of $1,258,053 and disposals of $5,805 exceeding additions of $574,790. The additions included $68,033 for four new delivery vans, $132,000 for capitalized sales and use tax, $205,270 for life-extending equipment repairs, $106,198 for terminal equipment and $63,289 for computers and other office equipment.

Total liabilities of $8,267,767 decreased by $3,218,866 (or 28.0%) during the nine months ended September 30, 1996. This resulted primarily from a decrease in total bank and other debt by $3,359,058 (or 55.7%) to $2,669,592, an increase in accounts payable of $129,898 (or 6.7%) to $2,083,366, an increase in accrued expenses of $510,337 (or 69.1%) to $1,248,741 and a decrease in obligations under capital leases of $500,043 (or 20.3%).

Capital lease obligations of $1,966,068 at September 30, 1996 decreased during the nine months ended September 30, 1996 as a result of $568,076 of scheduled principal payments in excess of $68,033 of new additions. The additions to capitalized leases were for four new delivery vans. Long term debt of $989,903 at September 30, 1996 decreased $3,439,747 (or 77.7%) as a result of repayment of the $3,000,000 term loan and $439,747 of scheduled principal payments. Short-term borrowings increased by a net of $80,689 to $1,679,689 (or 5.1%) resulting from repaying $3,000,000 of short term borrowings with proceeds from the sale of preferred stock and borrowing $3,080,689 to fund operations, service debt and pay lease payments.

The Company's stockholders' equity increased during nine months ended September 30, 1996 by $2,929,067 to $2,694,899 at
September 30, 1996, as a result of the sale of $6,000,000 of preferred stock and was reduced by the net loss for the period and the payment of $243,300 of dividends on the Company's preferred stock.

Results of Operations
---------------------

The Company's net loss for the nine months ended September 30, 1996 was $2,827,633 compared to a net loss of $2,063,790 for the same period of 1995. For the quarter ended September 30, 1996 the net loss was $1,511,056 compared to a net loss of $851,505 for the same period of 1995. Revenue for the nine months ended September 30, 1996, was $17,161,818, representing an increase of $2,229,515 (or 14.9%) over revenue for the same period of 1995. Revenue for the three months ended September 30, 1996, was $5,777,825, representing an increase of $762,341 (or 15.2%) from revenue for the same period of 1995.

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

The net loss for the third quarter of 1996 increased by start-up expenses attributable to the Company's expansion throughout
North and South Carolina and a provision for assessments resulting from a Florida sales and use tax audit for the period
December 1990 through April 1996.

Incremental revenue for the 1996 third quarter over the 1995 third quarter attributable to the increased Carolinas operations was $560,215. Incremental costs were $963,794 comprising payroll of $417,217, equipment rental expense of $171,963 facilities expense of $97,134, fuel of $50,373, tires and maintenance expense of $35,893 and other expenses of $191,214.

During the third quarter, a provision was established for the expected results of a Florida sales and use tax audit. The additional taxes resulted primarily from vehicles leased to the Company under capital leases for which the lessor had not charged the Company sales tax. Included in selling and administrative expense is an expense for sales tax of $120,000.
Interest expense includes a charge of $70,000 attributable to interest on the sales and use tax deficiency. The $132,000 balance of the expected tax liability was capitalized as an additional cost of the equipment to which it relates.

Total operating expenses (excluding interest expense) were $19,436,217 for the first nine months of 1996 and $7,077,582 for
the third quarter of 1996.   For the first nine months of 1996,
total operating expenses increased $3,001,187 (or 18.3%) compared to those expenses for the first nine months of 1995. For the third quarter of 1996, total operating expenses increased $1,416,402 (or 25.0%) over the third quarter of 1995. The operating ratio (total operating expenses as a percentage of revenue), was 113.3% for the nine months ended September 30, 1996 versus 110.1% for the nine months ended September 30, 1995, and 122.5% for the quarter ended September 30, 1996, compared to 112.9% for the quarter ended September 30, 1995.

Operating salaries and benefits at $9,505,179 increased by $1,352,199 (or 16.6%) for the first nine months of 1996, and were 55.4% of revenue compared to 54.6% for the first nine months of 1995. For the third quarter of 1996, operating salaries and benefits were $3,474,389, an increase of $658,898 (or 23.4%) over those for the third quarter of 1995. Operating salaries and benefits were 60.1% of revenue for the third quarter of 1996 compared to 56.2% for the third quarter of 1995.

Fuel costs at $1,184,479 increased by $321,435 from the first nine months of 1995 level of $863,044 and were 6.9% of revenue for the nine months ended September 30, 1996, compared to 5.8% for the first nine months of 1995. For the third quarter of 1995, fuel costs were $272,725. They increased in the quarter ended September 30, 1996 by $147,866 to $420,591 and from the 1995 level of 5.4% of revenue to 7.3% of revenue in 1996. These increases resulted primarily from higher fuel prices and the addition of new routes in the Carolinas.

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Equipment rental expense for the first nine months of 1996 increased to $228,558, up $200,478 from the same nine months 1995 level of $28,080. For the third quarter of 1996, equipment rental expense was $179,109, representing an increase of $175,528 over those of the third quarter of 1995. The increase is attributed to the rental of delivery vehicles needed to service the expanded customer base and service area in North and South Carolina.

Insurance costs decreased by $360,641 to $1,091,641 or 6.4% of revenue in first nine months of 1996 as compared to $1,452,282
or 9.7% of first nine months of 1995 revenue.   Insurance costs
decreased by $99,507 to $378,795 or 6.6% of revenue in third quarter of 1996 as compared to $478,302 or 9.5% of third quarter 1995 revenue. This decrease resulted from the continued success of the safety program and competitive insurance markets.

Tires and maintenance expense at $665,580 for the first nine months of 1996, increased by $117,812 from the first nine months 1995 level and represented 3.9% of revenue compared to 3.7% in the first nine months of 1995. Tires and maintenance expense at $244,505 increased by $53,725 from the third quarter 1995 level and represented 4.2% of revenue in the third quarter of 1996, up from 3.8% for the same 1995 quarter.

The fixed components of operating cost (depreciation and amortization, facilities and terminal expense) increased in the first nine months of 1996 over the first nine months of 1995. Depreciation and amortization was $1,311,063, an increase of $37,919 (or 3.0%) from the first nine months of 1995, and was 7.6% of revenue in the first nine months of 1996 as compared to 8.5% in the same period of 1995. Depreciation and amortization was $442,611, an increase of $18,164 (or 4.3%) from the third quarter of 1995, and was 7.7% of revenue in the third quarter of 1996 as compared to 8.5% in the same period of 1995.

Facilities expense (rent plus utilities) at $1,170,520 increased by $212,817 (or 22.2%) and was 6.8% of revenue in the first nine months of 1996 compared to 6.4% in the same period of 1995. Facilities expense (rent plus utilities) at $443,747 increased by $124,207 (or 38.9%) and was 7.7% of third quarter 1996 revenue versus 6.4% in the third quarter of 1995. Terminal expense increased by $9,944 and $35,114 to $204,095 and $93,903 for the nine months and quarter ended September 30, 1995. The significant increase in facilities expense is due to the addition of terminals in North and South Carolina.

Purchased transportation, which includes amounts paid to trucking companies to bring packages from customers' distribution points outside the Company's geographical operating area to the Company's terminals for delivery has increased to $304,947 and $110,954 for the nine months and quarter ended September 30, 1996, from $180,604 for the nine months ended September 30, 1995 and $60,322 for the quarter ended September 30, 1995. The increases of $124,343 (or 68.9%) and $56,459 (or
83.9%) resulted from increased shipping volume from those customers for which the Company pays the cost to transport packages to its terminals.

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Other operating costs increased by $95,267 (or 75.6%) from $125,961 for the nine months ended September 30, 1995 to $221,228 for the same 1996 period. For the three months ended September 30, 1996, other operating costs increased by $56,459 (or 187.0%) to $86,655 from $30,196. These increases resulted primarily from increased terminal security costs.

Selling and administrative expense at $3,548,927 was 33.5% higher than the first nine months 1995 level and increased as a percentage of revenue from 17.8% in the 1995 first nine months to 20.7% in the 1996 first nine months. For the third quarter of 1996, selling and administrative expense was $1,202,323, an increase of $195,316 (or 19.4%) over that for the third quarter 1995 and increased as a percentage of revenue from 20.1% in the 1995 third quarter to 20.8% in the 1996 third quarter. The increases relate primarily to additional legal expenses associated with the UPS litigation and additional taxes and licenses.

The Company's operating loss for the nine months ended September 30, 1996 was $2,274,399 compared to an operating loss of $1,502,727 for the nine months ended September 30, 1995. Its operating loss for the quarter ended September 30, 1996 was $1,299,757, compared to an operating loss of $645,696 for the quarter ended September 30, 1995.

Interest expense for the first nine months of 1996 was $553,234, which was a decrease of $7,829 from the interest expense for the first nine months of 1995. Interest expense for the third quarter of 1996 was $211,299. This amount was $5,490 above the interest expense for the quarter ended September 30, 1995.

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
			     Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

	Reports on Form 8-k:

The Company filed a Form 8-K dated September 5, 1996, reporting that on August 30, 1996, the District Judge hearing the civil complaint filed by the Company in the United
States District Court for the Northern District of Georgia against United Parcel Service, Inc. signed an order granting United Parcel Service's Second Motion for Summary Judgment.

On September 4, 1996, Judgment was entered, ordering and adjudging "that the plaintiff, General Parcel Service, Inc., take nothing, that the action be dismissed, and that the defendants recover from the plaintiff their costs of this action."

The Company announced its intention to appeal from that Order and Judgment to the United States Court of Appeals for the Eleventh Circuit.

The Company filed a Form 8-K dated September 30, 1996,
reporting that on September 30, 1996 an affiliate of the
Chairman of the Board of the Company purchased  $1,500,000
of the Class A, Series 3 Cumulative Convertible Preferred
Stock of the corporation.

The Company filed a Form 8-K dated October 30, 1996, stating that the Registrant's Directors unanimously adopted a resolution to extend the Warrant Expiration Date until November 16, 1998, for its 690,000 outstanding Common Stock Purchase Warrants.


	Exhibits:

Exhibit 10.1 - Lease Agreement governing GPS's terminal in
Tampa, Florida dated November 30, 1994 and amended on January 26, 1996 and February 19, 1996 between GPS and Scott Steel, Inc.

Exhibit 27   - Financial Data Schedule

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Parcel Service, Inc.

Date:  October 13, 1996

By:     /s/E. Hoke Smith, Jr.
    ----------------------
	       E. Hoke Smith, Jr.
	       President and
        Chief Executive Officer

By:     /s/Wayne N. Nellums
     ---------------------
        Wayne N. Nellums
        Vice President,
        Chief Financial Officer