Form 10KSB
period 1996-12-31
GENERAL PARCEL SERVICE INC
filed 1997-05-01
CIK 853532

U.S. SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549

                        FORM 10-KSB

     [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1996

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

Common Stock                             NASDAQ

Warrants (two warrants                   NASDAQ
entitle holder to purchase at a
price of $7.50 per share,
one share of common stock)

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes   X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [ ]

Issuer's revenues for the year ended December 31, 1996:
$23,404,409

The aggregate market value of the voting stock held by the non-affiliates of the registrant was $3,065,679 based on the closing sale price reported on March 20, 1997.

There were 3,758,671 shares of the Company's common stock outstanding as of March 31, 1997.

Documents Incorporated by Reference: Portions of the Proxy
Statement for the Registrant's 1997 Annual Meeting of
Shareholders are incorporated by reference into Part III.

An index to the exhibits to this report begins on page 17 hereof.

PART I
Item 1. BUSINESS

Introduction

General Parcel Service, Inc. ("GPS" or "Company"), is in the small package shipping and delivery business. The Company's business purpose is to offer its customers and potential customers a more flexible just-in-time shipping alternative to its competitors, United Parcel Service ("UPS") and Roadway Package Service ("RPS"). GPS currently provides parcel pickup and delivery services throughout the State of Florida and between Florida and Atlanta, Georgia and courier delivery services in the Charlotte, North Carolina metropolitan area. The Company has concentrated on tailoring its services to the commercial or business shipper. Management believes that business to business shipping, as compared to shipping to residential consumers, provides a greater likelihood of multiple-package and repeat deliveries, which result in higher revenues and lower costs per delivery.

Management believes that sociological and marketing trends have resulted in major changes in the general method of purchasing goods. These changes have resulted in both retail consumers and businesses purchasing substantially more goods by telephone and through catalogs, with a consequential decrease in historic retail storefront operations. Generally, businesses which sell products by telephone or through catalogs deliver purchased items to their customers by parcel delivery services, such as UPS, RPS or the U.S. Post Office. In addition, most business shippers require prompt delivery of their parcels. In keeping with the Company's motto "We Deliver Next Day, Everyday," at the present time over 98% of all packages are delivered by GPS to any business address in Florida "next day."

Effective January 6, 1997, the Company employed Philip A. Belyew as President and Chief Executive Officer to replace E. Hoke Smith, Jr., the Company's founder, who resigned for medical reasons. Shortly thereafter, the Company adopted a new business plan intended to restore profitability to the parcel delivery operations and to expand the Company. To support the Company's new strategic direction, the Company elected three new directors to replace all existing members of the Company's Board of Directors other than Board Chairman T. Wayne Davis.

In order to facilitate its new strategic direction, the Company intends to reorganize into a "holding company" format. This new corporate structure is intended to increase the Company's flexibility to pursue the acquisition and operation of profitable less-than-load ("LTL") and truckload motor carriers. Management plans to center the Company's growth strategy primarily on acquisitions of existing companies through mergers and plans to focus on acquisitions of companies serving markets in the Southeast. During 1997, management plans to reduce or eliminate the losses from the Florida and Georgia parcel delivery operations by reducing the size of the parcel delivery operations to a size that management believes can obtain profitable operations, selling the parcel delivery operations to an unrelated entity or discontinuing the parcel delivery operations.

From inception, through December 31, 1996, the Company has experienced operating losses of $18,461,764 and its working capital deficiency at December 31, 1996, was $3,773,759. Management's estimates of cash requirements to fund operating losses and debt service are substantial. While revenues continue to increase and expense containment measures have been instituted, management is nonetheless pursuing several strategies for raising additional resources through debt or equity transactions.

Management has reassessed the operating practices at each of its terminals and has instituted a number of changes directed toward cost containment including elimination of unprofitable delivery routes. Strict accountability over all costs are being implemented at all locations through budgetary controls and improved reporting of actual operating results to operations managers.

Management anticipates that through its new President and Chief
Executive Officer, it will recruit and develop in fiscal 1997 a management team with expertise in each area of the Company's business.

History and Development

GPS was incorporated on August 28, 1985, as a Florida corporation, in order to engage in the parcel shipping and delivery business within the State of Florida. The initial terminal operation commenced September, 1985, from a 2,000 square foot terminal located in Jacksonville, Florida with a single panel truck. The Company has continued to expanded its business by increasing the number and location of terminals into Georgia, North Carolina and South Carolina, the number of trucks and the number of employees to meet increasing demand.

On February 10, 1995, the Company acquired certain assets of Transit Express of Charlotte, Inc. ("TE"). TE was based in Charlotte, North Carolina, and provided scheduled carrier and package delivery services. The Company acquired such assets at a purchase price of $1,408,670. To acquire these assets, the Company paid $75,000 in cash to the seller, incurred expenses of $76,674 and incurred liabilities of $1,256,996 by issuing debt and assuming certain accounts and notes payable. The acquisition of the TE assets was accounted for as a purchase and, accordingly, the purchase price was allocated to the acquired assets based upon their respective fair values. The excess of the purchase price over the fair value of the net assets acquired in the amount of $1,090,126 will be amortized over 15 years on a straight line basis.

During 1996, the Company expanded its parcel shipping and delivery operations in North Carolina and commenced service throughout the state of South Carolina. The Company was not able to achieve profitable operations in either state during 1996 and in January, 1997, decided to cease parcel delivery operations in both North and South Carolina as of March 31, 1997. The
Company's courier operations will continue to operate in the metropolitan Charlotte, North Carolina area.

In connection with its initial public offering in November of 1989, the Company issued 690,000 shares of common stock and 690,000 common stock purchase warrants. In 1993, the Company issued 100,000 shares of convertible preferred stock. During 1996, the Company issued 320,000 additional shares of convertible preferred stock for approximately $8,000,000.

Competition

The parcel delivery business is highly competitive. The Company's principal competition is from UPS and RPS. Management believes that competition in the parcel delivery industry is based primarily on service and efficiency, and to a lesser degree, on rates. Many smaller companies serve local geographical areas and are therefore limited in the range of customers that they serve. While many well-known carriers, such as Federal Express, have entered the overnight-parcel service business, non-priority small parcel delivery has been largely ignored by most such companies, except UPS and RPS. Since the deregulation of the trucking industry beginning in 1980, however, entry into the field is relatively easy, and the Company's concept may be copied by any number of companies already in the trucking industry. Consequently, there can be no assurance that the Company will not encounter competition in the future from companies in addition to UPS and RPS which have greater resources than the Company.

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

Advertising and Marketing

The Company markets its services through its own sales force, direct mail and by telephone. Marketing efforts are maintained on an ongoing basis to emphasize the Company's ability to effectively service all business shippers in Florida and Georgia. The Company's marketing program emphasizes GPS's flexibility, high professional delivery standards and personalized service. As a Southeastern regional company, GPS believes that it offers a better alternative to the large volume business shipper when shipping within or into the Georgia/Florida service area.

Operations

The Company's business operations are divided into three divisions: administration, sales and operations. The operations division is headed by the Executive Vice President and Chief
Operating Officer; the sales division is headed by a Vice-President; and the administrative division is headed by a Vice President and Chief Financial Officer. All division heads report to the Board through the President and Chief Executive Officer.
The Chief Financial Officer is responsible for the general administrative, finance, and internal and external reporting functions. The
Vice-President of Sales is responsible for marketing the Company's package pickup and delivery services. He, in conjunction with the President, develops and implements the Company's marketing objectives. The Chief Operating Officer is responsible for package delivery operations, including route control, personnel, equipment maintenance, and delivery service personnel control.

The Company presently operates thirteen Florida terminals located in Jacksonville, Miami, Medley, Ft. Lauderdale, Orlando, Tampa, Clearwater, Gainesville, Riviera Beach, Ft. Myers, Milton, Rockledge and Tallahassee, one terminal in College Park, Georgia (a suburb of Atlanta) and a terminal in Charlotte, North Carolina which houses its courier operations. The principal hub for sorting and redistribution of packages for delivery throughout the system is located in Orlando because of its central location.

The Company's operations are conducted through a "hub and spoke" network with the terminal in Orlando serving as the hub. Each day packages picked up by the origination terminals are transferred to the hub during the night and redistributed to the destination terminals by the following morning for next day delivery.

Typical daily operations of the parcel division consist of a morning sort and delivery cycle which generally occurs from 4 a.m. to 3 p.m., during which time packages are loaded onto delivery trucks and delivered. From 2 p.m. to 6 p.m., packages are picked up from shippers and returned to the local origin terminal. After packages arrive at the origin terminals
(usually by 6 p.m.), they are sorted for distribution (by zip code). Packages which are to be delivered in the local area are separated and loaded onto the appropriate delivery trucks. Packages which are destined for intercity delivery are loaded onto trailers and shuttled to the hubs in Orlando and Atlanta for redistribution. Between 6 p.m. and 3 a.m. inbound packages are sorted at the hub by zip code and loaded onto the appropriate outbound trailers which transfer the packages to the destination terminals in time for the morning sort and delivery cycle.

The terminals dispatch an average of approximately 14 pickup and delivery routes each day. The average driver makes approximately 51 pickup and delivery stops per route, and an average of 2.3 packages are delivered per delivery stop.

Sorting operations are assisted by power belt conveyer systems at ten terminals: Orlando, Tampa, Miami, Ft. Lauderdale,
Jacksonville, Milton, South Miami, Rivera Beach, Clearwater and
Atlanta. Gravity roller systems are used in sorting operations at the other locations.

Package Tracking

The Company has developed a bar code tracking system to trace the location of the package from pickup through transfer to delivery allowing customer service representatives to provide real time response to customer inquiries regarding the delivery status of its shipments. The system comprises a hand held and overhead bar code scanners in the terminals, electronic clipboards capable of digital capture of consignees' signatures for the delivery driver and a central computer for retention of the data.

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

In order to compete successfully with UPS and RPS, the Company must offer its customers not only a viable, but better alternative. Management believes that GPS customers encounter simpler paperwork, faster turnaround of C.O.D. funds, and rates averaging approximately 10% lower than UPS. In addition to its normal package service, the Company offers GPS Overnight service which provides a time guarantee of delivery.

GPS has developed and implemented a parcel-processing computer system for use by its customers' shipping departments.
This system is comprised of a personal computer and specialized software developed by GPS. The software included in the package provides the GPS customer with an efficient means of recording each parcel shipped and its destination information. The software then automatically produces a shipping manifest and per-parcel shipping charges. Management believes that this automated procedure substantially reduces the use of the customer's employee time in completing such tasks.

Delivery Service Personnel

Because of their direct contact with customers, the Company places great emphasis on hiring qualified "delivery service personnel," which the Company believes is more descriptive of their responsibilities than the term "drivers." At April 1, 1997, the Company employed 277 such personnel. The Company hires delivery service personnel from each terminal area, which the Company believes enhances its ability to attract qualified personnel. Delivery service personnel are selected in accordance with Company guidelines relating primarily to safety record, driving experience, and a personal interview. In addition, all delivery service personnel must pass a road test and drug screening prior to being hired. Once selected, a delivery service person is trained in all phases of Company policies and operations as well as safety techniques and fuel efficient operation of the Company's vehicles. Generally, such training includes review of the GPS personnel manual and a ninety day on-the-job training program with a GPS supervisor. During the training period, each trainee is evaluated by his supervisor and either recommended for full employment status or termination.

As a result of its emphasis on maintaining high morale among delivery service personnel, the Company believes that its level of retention of such employees is very good. However, the Company anticipates that competition for qualified employees will intensify in the future.

Prior to closing the North and South Carolina terminals, the Company employed a total of 760 persons. After closing the North and South Carolina parcel delivery operation, Company employed a total of 500 persons, of whom 277 were delivery service personnel, 142 were sorting and maintenance personnel, 55 were management personnel and 10 were administrative and sales personnel. No employees are represented by a collective bargaining unit. The Company considers relations with all of its employees to be good.

Delivery Equipment

The Company's fleet consists of 495 owned and leased vehicles and trailers. Step-vans are used for local delivery, and larger trucks and tractor-trailer combinations are used for longer distance hauls between the major terminals. The Company's policy is to purchase equipment to standardized specification. Standardization of equipment enables the Company to control the cost of spare parts inventory, facilitate its preventive maintenance program and simplify orientation for delivery service personnel. The Company adheres to a comprehensive maintenance program, based on the amount of use of each unit, designed to minimize equipment down-time. Furthermore, because each delivery service person is assigned to specific equipment, such personnel have an incentive to keep their trucks clean and well maintained. The Company regularly monitors the fuel efficiency of its equipment. The following table shows information about the Company's delivery equipment as of March 31, 1997.

                 Number of
                 Delivery   	Number of 	 Number of
Model Year      	Vehicles 	  Tractors  	 Trailers   Total
-------------   ----------  ----------  ----------  -----
1997               	 38          	-          	-     	 38
1996                	 8          	-         	20     	 28
1995 	               18           7          10       35
1994            	    19          	-         	40     	 59
1993 	               23         	10         	26     	 59
1992 	                9         	 7         	 1     	 17
1991 and earlier   	222         	 8         	29      259
                 ---------  ----------  ----------  -----
Total              	337         	32        	126     	495
                 =========  ==========  ==========  =====

The Company typically leases or finances vehicles with a 5% or 10% deposit. The Company's policy is to replace vehicles based on factors such as age and condition, interest rates, fuel efficiency and the market for used equipment.

Item 2. Properties

The Company's executive offices are located at 8923 Western Way, Suite 22, Jacksonville, Florida 32256, and contain approximately
7,000 square feet of office space. The Company leases and operates terminals at the following locations:

	              Location                        	Size
Asheville, North Carolina(4)               	8,445  	Sq. Ft.
Charleston, South Carolina(4)              	8,000  	Sq. Ft.
Charlotte, North Carolina                 	50,000  	Sq. Ft.
Clearwater, Florida 	                      16,500  	Sq. Ft.
College Park, Georgia (1)  	               42,560  	Sq. Ft.
Columbia, South Carolina(4) 	               2,060  	Sq. Ft.
Fayetteville, North Carolina(4) 	           5,000  	Sq. Ft.
Florence, South Carolina(4) 	               1,200  	Sq. Ft.
Ft. Lauderdale, Florida 	                  13,000  	Sq. Ft.
Ft. Myers, Florida 	                        8,900  	Sq. Ft.
Gainesville, Florida 	                      6,000  	Sq. Ft.
Greensboro, North Carolina(4) 	             6,030  	Sq. Ft.
Greer, South Carolina(4) 	                 10,800  	Sq. Ft.
Jacksonville, Florida (2) 	                33,471  	Sq. Ft.
Medley, Florida 	                          26,300  	Sq. Ft.
Miami, Florida 	                           15,600  	Sq. Ft.
Milton, Florida 	                           7,500  	Sq. Ft.
Orlando, Florida (3) 	                     25,000  	Sq. Ft.
Raleigh, North Carolina(4) 	               15,818  	Sq. Ft.
Riviera Beach, Florida 	                   18,000  	Sq. Ft.
Rockledge, Florida 	                        7,500  	Sq. Ft.
Tallahassee, Florida 	                     12,300  	Sq. Ft.
Tampa, Florida 	                           20,600  	Sq. Ft.
Tifton, Georgia(4) 	                        8,000  	Sq. Ft.
Wilmington, North Carolina(4)              	4,000   Sq. Ft.

(1) Suburb of Atlanta, Georgia
(2) Includes 7,000 square feet of office space.
(3) Principal distribution hub.
(4) Terminal closed at March 31, 1997.

Item 3. Legal Proceedings

On February 14, 1995, the Company filed a civil complaint in the U.S. District Court, Northern District of Georgia against UPS.
The civil complaint alleges among other things, that UPS has attempted to monopolize the market for ground-based business-to-business parcel delivery service in Georgia and Florida, in violation of federal and state antitrust laws and as a result of these civil violations, GPS has suffered the loss of several customers. The
Company has cited damages in the complaint in excess of $10 million from these actions. On September 4, 1996, the court entered a judgment ordering GPS to dismiss its action and that GPS pay UPS their costs of defending against this action. The
Company has filed an appeal of the court's judgment.

Inforite Corporation has filed a suit against the Company, seeking damages of $374,203 for alleged breach of a contract in which Inforite agreed to sell the Company certain electronic "clipboards" along with supporting accessories and computer software. The Company has asserted that the Inforite products are defective, and has revoked acceptance of the products pursuant to California Commercial Code sections 2608 and 2609.
In the same action, Inforite has also alleged intentional interference with contract and defamation, claiming an unspecified amount of damages. The Company has denied all material allegations and has counterclaimed against Inforite Corporation and its parent corporations Moore Corporations Limited, Moore Business Forms, Inc. and Toppan Moore Company, Ltd., for breach of contract, breach of warranty, product liability and fraud, seeking recovery of approximately $175,000 it paid for the products and for an undetermined amount in incidental damages. Counsel for the Company has advised that at this stage in the proceedings, no opinion can be offered as to the probable outcome; however, in the opinion of management, resolution of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows. A trial date has been set for January 1998.

United TransNet, Inc., Corporate Express, Inc. and U.S. Delivery Systems, Inc. filed a civil lawsuit against Philip A. Belyew in the Superior Court of Fulton County, Georgia, on January 23, 1997. United TransNet and the other corporate plaintiffs allege that Mr. Belyew breached non-competition and non-solicitation covenants with the plaintiffs, committed fraud regarding his Termination and Settlement Agreement with United TransNet and breached his fiduciary duties to United TransNet. A temporary restraining order was entered on January 24 and amended on February 5 restraining Mr. Belyew from performing certain activities for the Company. Mr. Belyew denies any liability and moved to dissolve the temporary restraining order. Hearings have been held on Mr. Belyew's motion and a cross motion for an interlocutory injunction. As of this date, the court has not ruled on the motions. Management is unable to predict whether an outcome unfavorable to Mr. Belyew is either probable or remote. Mr. Belyew intends to defend this matter vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

None

(PAGE>

PART II

Item 5. Market for Registrant's Common Equity

The Company's Common Stock is traded on the NASDAQ System under the trading symbol "GPSX". The Company's Warrants are also traded on the NASDAQ System, under the trading symbol "GPSXW". As of March 31, 1997, there were 160 shareholders of record of the common stock and 14 warrant holders of record, not including individuals and entities holding shares in street name. The closing sale price for the Company's Common Stock on March 31, 1997, was $ 4.25, and the closing sale price of the Company's Warrants was $ 0.9375

The quarterly high and low closing bid prices of the Company's
Common Stock are as shown below:


                Market Price of Common Stock - GPSX
             -----------------------------------------
          						      1996		          1995
                  ------------    ------------
Quarter           High   	Low	   	High   	Low
-----------      ------  ------  ------  ------
First 				       3 15/16	2 1/2 	 6      	4 1/2
Second 		        3  1/4 	2 1/4	  5 3/8  	3 3/8
Third			         2  3/8  1 7/8   3 7/8  	3
Fourth 				      3      	1 5/8	  3 7/8  	3 5/8

The quarterly high and low closing bid prices of the Company's
Warrants are shown below:

  					         Market Price of Warrants - GPSXW
             --------------------------------------
          						      1996		          1995
                  ------------    ------------
Quarter      					High   	Low		   High	   Low
-----------      ------  ------  ------  -----
First 	       			 	1/4	    1/4  		 9/16	   1/2
Second		        			1/4    	1/4   		9/16   	1/2
Third		         			1/4    	1/4	    9/16   	3/8
Fourth 	        			5/16   	3/16	   5/16   	5/16

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

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

Comments in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's business which are not historical facts are forward looking statements that involve risks and uncertainties. Among these risks are the Company is in a highly competitive business, has a history of operating losses, and is pursuing a growth strategy that relies in part on the completion of acquisitions of companies in the trucking industry. There can be no assurance that in its highly competitive business environment, the Company will successfully improve its operating profitability or consummate such acquisitions.

Liquidity and Capital Resources

Except for the year ended December 31, 1993, the Company has experienced negative operating cash flows since its inception. Expansion of operations and operating losses since inception have been funded from six major sources: (i) private placements of restricted shares of common and preferred stock to its principal shareholders, (ii) proceeds from its initial public offering of common stock in November, 1989, (iii) installment loans and leases from third party lenders collateralized by equipment acquired to support business growth, (iv) a bank line of credit collateralized by accounts receivable and stock owned by a major shareholder and his affiliates, (v) short term borrowings from banks and shareholders, (vi) debt issued and liabilities assumed in connection with the acquisition of the assets of Transit Express of Charlotte, Inc. ("TE").

As of December 31, 1996, the Company had raised net equity capital of $8,145,052 from private placements of restricted common shares, $10,417,489 from private placements of preferred stock, $2,715,700 from its initial public offering of November 2, 1989 and $150,000 from the sale of unrestricted common shares. When combined with cumulative operating losses since inception of $18,461,766 and $953,804 of dividends paid and accrued on preferred stock, the Company's net stockholders' equity as of December 31, 1996 was $2,012,671. The Company issued 320,000 shares of preferred stock during 1996 resulting in an $8,000,000 increase in stockholders' equity during the year. There were no issuances of the Company's restricted common stock in 1996.

As of December 31, 1996, the Company was contractually obligated to repay $4,881,257 of indebtedness to equipment lessors, banks and other secured lenders and $300,000 to holders of its convertible debentures. In addition, the Company owed $2,669,936 to suppliers of goods and services necessary for the conduct of ongoing business including amounts represented by issued and outstanding checks, and had accrued salaries and other expenses of $1,317,165, which were unpaid at the end of the year.

As discussed above, the Company has experienced negative operating cash flows. Cash used in operations in 1996 was $1,528,449 as compared to cash used in operations in 1995 of $724,084. The net cash used in operations resulted primarily from the net loss partially offset by the non-cash expense of depreciation and amortization and an increase in accounts payable. The Company increased cash and cash equivalents by $29,220 in 1996 as a result of proceeds from financing activities. The Company decreased its borrowings under its bank lines of credit by $3,285,900 during 1996. Because of the cash provided by the sale of preferred stock the aggregate bank credit facility of $5,700,000 at December 31, 1995 decreased to an aggregate bank facility of $3,250,000 at December 31, 1996. At December 31, 1996, $1,313,100 was outstanding under the facility. During 1996, the Company issued 320,000 shares of cumulative convertible preferred stock to an affiliate of the Company's Chairman for $8,000,000 which was used to repay the $3,000,000 bank term loan and provide working capital.

The revolving credit agreement provides for interest payable monthly for advances of $1,000,000 or greater at the lower interest of the thirty day LIBOR rate plus .75% or the Bank's prime interest rate less .75% and for all other advances at the Bank's prime interest rate less .75%. The loan is collateralized by the Company's accounts receivable and certain stock certificates pledged by the Company's Chairman. As of December 31, 1996, the Company had borrowed $1,313,100 against the line of credit and had $1,936,900 of credit available. As of March 31, 1997, the Company has borrowed $3,250,000 against the line of credit.

On March 27, 1997 and April 7, 1997, an affiliate of the Company's Chairman loaned the Company $150,000 and $500,000, respectively. Both loans are unsecured, payable on demand and bear interest at 10 perecnt per annum payable quarterly. Proceeds from the loans were used for working capital.

Management estimates that its net loss for the first quarter of 1997 will approximate $3,000,000, relating both from expenses related to closing the North and South Carolina parcel delivery facilities and operating losses at various Florida and Georgia facilities. Cash requirements to fund operating losses and debt service are substantial. All of these factors raise the question as to whether the Company will continue to operate as a going concern. While expense containment measures have been instituted, management is nonetheless pursuing several strategies for reducing costs and raising additional resources through debt or equity transactions.

Management believes, but can offer no assurances, that it can improve operating performance and cash flows through the following measures:


*Closing the North Carolina and South Carolina Facilities.
 --------------------------------------------------------
A large portion of the Company's expenses since
inception have been related to efforts to develop	its
marketing, distribution and service network. The Company has
developed extensive	distribution networks in Florida and in
Atlanta, Georgia and attempted to develop such networks in the
North and South Carolina service areas in 1996 resulting in substantial losses. Closing the North and South Carolina facilities is expected
to	reduce the losses and negative cash flows long term.

*Decreasing or Eliminating Parcel Delivery Operations in Florida and Georgia.
 ---------------------------------------------------------------------------
During 1997, management plans to reduce or eliminate the losses from the Florida and Georgia parcel delivery operations by reducing the size of the parcel delivery operations to a size that can achieve profitable operations, selling the parcel delivery operations to an unrelated entity or discontinuing the parcel delivery operations.

*Establishing a New Corporate Structure to Acquire Profitable Trucking
 ---------------------------------------------------------------------
Operations.
----------
The Company intends to reorganize into a " holding company" format to be based in Atlanta, Georgia. This new corporate structure is intended to increase the Company's flexibility to pursue the acquisition and operation of profitable less-than-load (LTL) and truckload motor carriers. The Company's intent is to identify and acquire mid-size trucking companies, primarily with annual revenues between $10 million and $100 million, that possess strong market positions, sound management and a commitment to a high level of service and quality.

*Relying on Equity Sales to or Loans from a Major Shareholder.
 ------------------------------------------------------------
No commitment has been received by the Company from any shareholder to provide cash to fund operations losses or debt service. Although there can be no assurances of any continued funding, management will continue to explore funding opportunities from its major shareholders.

Financial Condition

As of December 31, 1996, the Company's working capital deficit (current liabilities less current assets) was $3,773,759, which was an increase of $559,540 from the $3,214,219 working capital deficit at December 31, 1995. Total current assets of $2,807,363 included cash of $35,959, accounts receivable of $2,370,834, prepaid insurance premiums of $114,174, inventories of tires, parts, uniforms and supplies of $170,064 and other prepaid expenses of $116,332.

Current liabilities of $6,581,122 included current obligations under leases and other lending agreements of $2,594,021, amounts owed to trade creditors of $2,669,936, including amounts represented by issued and outstanding checks, and other accrued expenses of $1,317,165.

Total assets as of December 31, 1996, increased by $217,893 (or 1.9%) during the year ended December 31, 1996 to $11,470,358, primarily from an increase in accounts receivable. Accounts receivable increased by $301,859 (or 14.6%) during the year ended December 31, 1996 to $2,370,834 because of a longer collection period. The number of weeks sales in outstanding receivables was 6.0 at December 31, 1996, compared to 5.2 at December 31, 1995. Other current assets of $400,570 increased by $20,480 (or 5.4%) primarily because of an increase in prepaid expenses.

The net book value of equipment decreased by $90,392 (or 1.2%) to $7,503,234 during the year as a result of depreciation of $1,927,657 and disposals of $50,761 exceeding additions of $1,888,026. The additions included $1,032,864 for twenty-eight new delivery vans, $42,493 for one new straight truck, $18,263 for one automobile, $411,363 for other rolling stock equipment, $189,749 for conveyor equipment, electronic clipboards, and other terminal equipment and $193,294 for computers and other office equipment. Other assets increased by $27,406 (or 14.6%) to $214,657 because of advance rental payments and security deposits related to new facilities lease agreements.

Total liabilities of $9,457,687 decreased by $2,028,946 (or 17.7%) during the year ending December 31, 1996. This resulted primarily from a decrease in total bank and other debt of $3,816,631 (or 60.3 %) to $2,512,019, partially offset by an increase in accounts payable by $716,468 (or 36.7%) to $2,669,936 and an increase in accrued expenses of $578,761 (or 78.4%) to $1,317,165.

Capital lease obligations of $2,669,238 increased by $203,127 (or 8.2%) during 1996 as a result of $1,093,632 of new additions in excess of $890,505 of scheduled principal payments. The additions to capitalized leases were for 28 new delivery vans, one automobile, and one straight truck. Long term debt of $898,919 decreased $3,530,731 (or 79.7%) as a result of repayment of the $3,000,000 term loan and $530,731 of scheduled principal payments. Short term borrowings decreased by a net of $285,900 to $1,313,100 at December 31, 1996 resulting from repaying $5,000,000 of short term borrowings with proceeds from the sale of preferred stock and $120,000 from short term cash flows and borrowing $4,834,100 to fund operations, service long term debt and make lease payments.

The Company's stockholders' equity increased during 1996 by $2,246,839 to $2,012,671 at December 31, 1996, as a result of the sale of additional preferred stock offset by the net loss and the accrual and payment of dividends.

Results of Operations - 1996 Versus 1995

The Company's operations for 1996 resulted in a loss of $5,149,357 as compared to the 1995 net loss of $3,004,981.
Although the Company's revenues increased by 13.8% in 1996 to reach $23,404,409, operating expense increased by 21.9% from $22,827,848 in 1995. During the first six months of 1996, revenue increased primarily in the Company's core Florida and Georgia market areas. In the last six months of 1996, the Company's revenue increases came primarily in the North Carolina and South Carolina Market areas as the Company expanded to provide services to most of North Carolina and all of South Carolina.

Total operating expenses (excluding interest expense) of $27,836,519 for 1996 increased by $5,008,671 (or 21.9%)
compared to the 1995 total. The operating ratio (total operating expenses excluding interest as a percentage of revenue), was
118.9 % in 1996 compared to 111% in 1995.

Operating salaries and benefits increased from $11,199,966 or
54.5 percent of revenue in 1995 to $13,377,163 or 57.2% of revenue for 1996. This increase of $2,177,197 resulted primarily from the increase in the Company's work force by approximately 36% during the last six months of 1996 to serve the needs of customers shipping into North Carolina and South Carolina.

Fuel costs increased from the 1995 level of $1,231,251 by $422,177 (or 34.3%) to $1,653,428 and from 6% of revenue in 1995 to 7.1% of revenue in 1996. This increase in fuel expense resulted from both increases in the price of fuel and additional fuel purchased to cover the North Carolina and South Carolina delivery areas. Tires and maintenance expense of $899,086 increased by $109,913 (or 13.9%) from the 1995 level and represented 3.8% of revenue in both 1996 and 1995. Insurance costs decreased by $289,330 (or 16.4%) to $1,470,219 (or 6.2% of revenue in 1996 as compared to 8.6% of 1995 revenue). The decrease in insurance costs resulted from continued success of the safety control program.

The fixed components of operating cost (depreciation and amortization, facilities and terminal expense) increased in 1996 because of an increase in the number of vehicles in service for the full year and the opening of new terminals in North Carolina and South Carolina. Depreciation and amortization attributable to operations of $1,856,920 increased by $76,894 (or 4.3%) and was 7.9% of revenue in 1996 compared to 8.7% in 1995. Facilities expense (rent plus utilities) of $1,755,629 increased by $480,371 (or 37.7%) and was 7.5% of 1996 revenue versus 6.2% in
1995. Terminal expense increased by $77,207 (or 21.2%) to $441,770 which was 1.9% of revenue in 1996 versus 1.8% of revenue in 1995.

Purchased transportation, which includes amounts paid to trucking companies to bring packages from customers' distribution points outside the Company's geographical operating area to the Company's terminals for delivery, increased to $397,912 in 1996, from $291,836 for 1995. The $106,076 (or
36.4%) increase was a result of additional packages brought into the Company's distribution area from outside.

Selling and administrative expense of $5,335,483 was 35.7% higher than the 1995 level and increased as a percentage of revenue from 19.1% in 1995 to 22.8% in 1996. The $1,403,336 increase relates primarily to additional legal expenses associated with the UPS and Inforite litigation, additional taxes assessed during a Florida sales tax audit and a charge of $707,167 attributable to the Resignation Agreement between the Company and its former President. Interest expense of $717,247 decreased by $27,384 (or 3.7%) compared to 1995 as the Company funded its needs for working capital through preferred stock sales in 1996.

Inflation

Inflation and changing prices have not had a material effect on the Company's operations, except to the extent of fluctuating fuel costs.

Item 7.  Financial Statements and Supplementary Data

Financial Statements are submitted in Item 13 (a) of this Form
10-KSB.

Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

On February 17, 1997, General Parcel Service, Inc. engaged Price Waterhouse LLP to succeed Grenadier, Collins, Mencke & Howard, LLP as its Independent Accountants. The change in Independent Accountants resulted from the Registrant's announced plans to form an Atlanta based holding company and seek to acquire other trucking companies. The auditor's reports for the last two fiscal years did not contain adverse opinions or disclaimers of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants has been approved by the Board of Directors. There were no disagreements with Grenadier, Collins, Mencke & Howard, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company previously filed a Form 8-K with respect to this matter.

On October 17, 1995, Coopers & Lybrand L.L.P. resigned as auditors for the Registrant. The auditor's reports for the last two fiscal years did not contain adverse opinions or disclaimers of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

In January, 1996, the Company engaged Grenadier, Collins, Mencke & Howard to audit the Company's financial statements for the year ended December 31, 1995.

PART III

Item 9.  Directors and Executive Officers of the Registrant

The information regarding directors contained under the caption
"Election of Directors - Nominees" in the Company's Proxy
Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

The information regarding executive officers contained under the caption "Election of Officers - Executive Officers" in the
Company's Proxy Statement for the 1997 Annual Meeting of
Shareholders is incorporated herein by reference.

Item 10.  Executive Compensation

The information contained under the caption "Election of Directors - Executive Compensation" in the Company's Proxy
Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

The information contained under the caption "Voting Securities and Principal Holders Thereof - Security Ownership of Certain
Beneficial Owners" in the Company's Proxy Statement for the 1997
Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

The information contained under the caption "Election of Directors - Certain Transactions" in the Company's Proxy
Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                        							Pages
(a)  Financial Statements

	 (1)  Reports of Independent Accountants	     24 - 25
	 (2)  Financial Statements	          						  	26 - 29
	 (3)  Notes to Financial Statements	    						30 - 40


(b)  Exhibits required by Item 601, Regulation S-B

The following documents heretofore filed by the Company with the commission are hereby incorporated by reference herein.

3.    Articles of Incorporation and By-Laws

3.1 Articles of Incorporation, as amended, (incorporated by reference from Exhibit 3.1 to the Registrant's Form S-18, Registration No. 33-30123A).

3.2 By-Laws, as amended and restated, (incorporated by reference from Exhibit 3.2 to the Registrant's Form S-18,
Registration No. 33-30123A).

3.3 Certificate of Amendment to the Articles of Incorporation of General Parcel Service, Inc., dated May 14,
1992, (incorporated by reference from Exhibit F to the Registrant's 1992 Form 10-KSB, Registration
No. 33-30123A).

3.4 Certificate of Amendment to the Articles of Incorporation of General Parcel Service, Inc., dated December
29, 1993, (incorporated by reference from Exhibit C to the Registrant's 1993 Form 10-KSB, Registration No. 33-30123A).

3.5 Certificate of Amendment to the Articles of Incorporation of General Parcel Service, Inc., dated March 5, 1996, 1996 (incorporated by reference from
Exhibit A to the Registrant's Form 8-K, dated March 5, 1996).

3.6 Certificate of Amendment to the Articles of Incorporation of General Parcel Service, Inc., dated September 30, 1996 (incorporated by reference from Exhibit A to the Registrant's Form 8-K, dated September 18,
1996).

3.7 Certificate of Amendment to the Articles of Incorporation of General Parcel Service, Inc., dated December 20, 1996 (incorporated by reference from Exhibit A to the Registrant's Form 8-K, dated December 20,
1996).

4.   Instruments defining the Rights of Security holders

4.1 Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant's Form S-18,
Registration No. 33-30123A).

4.2  Warrant granting stock purchase warrants to J. Ray
Gatlin (incorporated by reference from Exhibit 4.2 to the Registrant's Form S-18, Registration No. 33-30123A).

4.3  Warrant granting stock purchase rights to T. Wayne
Davis (incorporated by reference from Exhibit 4.3 to Registrant's Form S-18, Registration No. 33-30123A).

4.4  Warrant granting stock purchase rights to T. Wayne
Davis (incorporated by reference from Exhibit 4.4 to Registrant's Form S-18, Registration No. 33-30123A).

4.5  Warrant granting stock purchase rights to Drue B.
Linton (incorporated by reference from Exhibit 4.5 to Registrant's Form S-18, Registration No. 33-30123A).

4.6  Warrant granting stock purchase rights to Steven C.
Koegler (incorporated by reference from Exhibit 4.7 to Registrant's Form S-18, Registration No. 33-30123A).

4.7  Warrant granting stock purchase rights to J. Ray
Gatlin (incorporated by reference from Exhibit 4.8 to Registrant's Form S-18, Registration No. 33-30123A).

4.8 Form of Warrant issued (incorporated by reference from Exhibit 4.9 to Registrant's Form S-18, Registration
No. 33-30123A).

4.9  Form of Warrant Agreement between the Company and
American Transtech, Inc., as Warrant Agent (incorporated by reference from Exhibit 4.10 to Registrant's Form S-18,
Registration No. 33-30123A).

4.10 Preferred Stock Purchase Agreement and specimen stock certificate between the Company and T. Wayne Davis
(incorporated by reference from Exhibit Z to Registrant's
1993 Form 8-K, Registration No. 33-30123A).

10.   Material Contracts

10.1 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.2 to Registrant's
Form S-18, Registration No. 33-30123A).

10.2 Lease Agreement governing GPS's lease of its terminal in Jacksonville, Florida dated November 12, 1986, between
GPS and Lakepoint Joint Venture, (incorporated by reference from Exhibit 10.9 to Registrant's Form S-18,
Registration No. 33-30123A).

10.3 First Amendment to Lease Agreement governing GPS's lease of its terminal in Jacksonville, Florida dated
December 8, 1988, between GPS and Lakepoint Joint Venture,
(incorporated by reference from Exhibit 10.10 to Registrant's
Form S-18, Registration No. 33-30123A).

10.4  Lease Agreement governing GPS's terminal in
Gainesville, Florida, dated June 25, 1990, between GPS and
W. Marvin Gresham (incorporated by reference from Exhibit B to
Registrant's 1990 Form 10-K, Registration No. 33-30123A).

10.5  Lease Agreement governing GPS's terminal in Riviera
Beach, Florida, dated July 9, 1990, between GPS and Gary,
Sands, McClosky-Bills, Partnership (incorporated by reference from Exhibit D to Registrant's 1990 Form 10-K,
Registration No. 33-30123A).

10.6  Lease Agreement governing GPS's terminal in
Tallahassee, Florida, dated December 19,1991, between GPS and Barnett Bank of Tallahassee, (incorporated by reference from Exhibit A to Registrant's 1991 Form 10-K,
Registration No. 33-30123A).

10.7  Lease Agreement governing GPS's terminal in
Rockledge, Florida, dated October 21, 1991, between GPS and Robert Carl Cook and Sara E. Cook,
(incorporated by reference from Exhibit B to Registrant's
1991 Form 10-K, Registration No. 33-30123A).

10.8  Lease Agreement governing GPS's terminal in Ft.
Lauderdale, Florida, dated December 18, 1991, between GPS and C. E. Pickering Investments, Inc., (incorporated by reference from Exhibit D to Registrant's 1991 Form 10-K,
Registration No. 33-30123A).

10.9  Lease Agreement governing GPS's terminal in Orlando,
Florida, dated December 20, 1992,	between GPS and
Michel Kurban (incorporated by reference from Exhibit B to
Registrant's 1992 10-KSB, Registration No. 33-30123A).

10.10 Lease Agreement governing GPS's terminal in
Clearwater, Florida, dated January 20, 1993, between GPS and Robert P. Gorby Incorporated by reference from Exhibit C to
Registrant's 1992 10-KSB, Registration No. 33-30123A).

10.11 Lease Agreement governing GPS's terminal in Fort
Myers, Florida, dated February 25, 1993, between GPS and C.S.L. & G. Development, Ltd. (incorporated by reference from Exhibit D to Registrant's 1992 10-KSB,
Registration No. 33-30123A).

10.12 Lease Agreement governing GPS's terminal in Medley,
Florida, dated March 16, 1993, between GPS and
Gran Central Corporation (incorporated by reference from Exhibit
E to Registrant's 1992 10-KSB, Registration No. 33-30123A).

10.13 Employment Agreement between the Company and Gayle
Smith, dated April 5, 1993, (incorporated by reference from
Exhibit A to Registrant's 1993 10-KSB, Registration No
33-30123A).

10.14 Lease Agreement governing GPS's terminal in Miami,
Florida, dated June 1, 1993, between GPS and Arango
Development Corporation (incorporated by reference from Exhibit D to Registrant's 1993 10-KSB, Registration No.
33-30123A).

10.15 Lease Agreement governing GPS's terminal in
College Park, Georgia. dated August 23, 1993, between GPS and General Cinema Beverages of Georgia, Inc. (incorporated by reference from Exhibit E to the Registrant's 1993 Form
10-KSB, Registration No. 33-30123A).

10.16 Lease Agreement governing GPS's terminal in Tifton,
Georgia, dated October 7, 1993, between GPS and National
Foods, Inc. (incorporated by reference from Exhibit G to
Registrant's 1993 10-KSB, Registration No. 33-30123A).

10.17	Lease agreement governing GPS's terminal
in Milton, Florida, dated June 30, 1994, between GPS and Scott
Steel, Inc. (incorporated by reference from Exhibit B to
Registrant's 1994 10-KSB, Registration No. 33-30123A)

10.18	Lease agreement governing GPS's terminal
in Greensboro, North Carolina, dated December 31, 1995, between GPS and Koury Corporation, (incorporated by reference from Exhibit 10.3 to Registrant's 1995 10-KSB, Registration
No. 33-30123A).

10.19	Lease Agreement governing GPS's terminal
in Columbia, South Carolina dated May 31, 1996 between GPS and
Angoria Columbia Enterprises. (incorporated by reference from
Exhibit 10.1 to Registrant's June 30, 1996 10-QSB, Registration
No. 33-30123A).

10.20	Assignment of Lease Agreement governing
GPS's terminal in Greensboro, North Carolina dated June 13, 1996 between GPS, ABF Freight System, Inc., Bob G. Gibson and Defco
Company (incorporated by reference from Exhibit 10.2 to Registrant's June 30, 1996 10-QSB, Registration No. 33-30123A).

10.21	Lease Agreement governing GPS's terminal
in Greenville, South Carolina dated June 20, 1996 between GPS and Real Estate Partners (incorporated by reference from Exhibit
10.3 to Registrant's June 30, 1996 10-QSB, Registration No.
33-30123A).

10.22	Lease Agreement governing GPS's terminal
in Asheville, North Carolina dated July 8, 1996 between GPS and
J. C. Swicegood, Jr. (incorporated by reference from Exhibit
10.4 to Registrant's June 30, 1996 10-QSB, Registration No.
33-30123A).

10.23	Lease Agreement governing GPS's terminal
in Fayetteville, North Carolina dated July 1, 1996 between GPS and Eugene and Jean G. Hair(incorporated by reference from Exhibit 10.5 to Registrant's June 30, 1996 10-QSB,
Registration No. 33-30123A).

10.24	Lease Agreement governing GPS's terminal
in Charlotte, North Carolina dated July 30, 1996 between GPS and
Lincoln National Life Insurance Company (incorporated by reference from Exhibit 10.7 to Registrant's June 30, 1996
10-QSB, Registration No. 33-30123A).

10.25	Lease Agreement governing GPS's terminal
in Charleston, South Carolina dated July 9, 1996 between GPS and
J. P. Gaillard, ET AL. (incorporated by reference from Exhibit
10.8 to Registrant's June 30, 1996 10-QSB, Registration No.
33-30123A).

10.26	Lease Agreement governing GPS's terminal
in Raleigh, North Carolina dated July 9, 1996 between GPS and
Parker-Raleigh Development I, Limited Partnership (incorporated by reference from Exhibit 10.9 to Registrant's June 30, 1996
10-QSB, Registration No. 33-30123A).

10.27	Lease Agreement governing GPS's terminal
in Tampa, Florida dated November 30, 1994 and amended on January 26, 1996 and February 19, 1996 between GPS and Scott Steel, Inc. (incorporated by reference from Exhibit 10.1 to Registrant's September 30, 1996 10-QSB, Registration No. 33-30123A).

10.28	Lease Agreement governing GPS' terminal
in Greensboro, North Carolina, dated December 31, 1995 between
GPS and Koury Corporation (incorporated by reference from Exhibit 10.3 to the Registrant's 1995 Form 10-KSB).

10.29	Purchase Agreement governing purchase by
GPS Acquisition Corp. from TE of certain assets of TE, dated
February 6, 1995 (incorporated by reference from Exhibit 10.5 to
Registrant's 1995 10-KSB, Registration No. 33-30123A).

10.30	Security Agreement securing indebtedness
of GPS Acquisition Corp. to Stephen L. Lit and Gerianne P. Lit, dated February 6, 1995 (incorporated by reference from Exhibit
10.6 to Registrant's 1995 10-KSB).

10.31	Resignation agreement dated December 20, 1996 between GPS,
E. Hoke Smith, Jr., and T. Wayne Davis as guarantor.

11.   Statement re:  Computation of Per Share Earnings. Page 31, Note 1

21.   Subsidiaries of the Registrant.                   Page 30, Note 1

27.   Financial Data Schedules.                  (for SEC purposes only)

(c)   Reports filed on Form 8-K

1.    The Company filed a Form 8-K dated December 20,
1996, reporting that the Registrant's Board of Directors approved an amendment to the Company's Articles of Incorporation, creating a new Class A Series 4 Preferred
Stock ("Series 4 Preferred") The Series 4 Preferred is identical to the Company's Class A Series 3 Preferred except that price at which the Preferred Stock can be converted into Common Shares is $2.00 per share rather than $2.50.
The Company issued 80,000 shares of the newly authorized
Series 4 Preferred to an affiliate of the Chairman of the Board of the Registrant for a total purchase price of $2,000,000 or $25.00 per share on December 30, 1996.

2.   The Company filed a Form 8-K dated  February 17,
1997, stating that the Registrant had engaged Price Waterhouse LLP to succeed Grenadier, Collins, Mencke & Howard, LLP as its Independent Accountants. There were no disagreements with Grenadier, Collins, Mencke & Howard, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL PARCEL SERVICE, INC.

BY:  /s/  Philip A. Belyew
   -------------------------
   Philip A. Belyew, President,
   Chief Executive Officer, and
   Director

Date    April 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature 	               				Title		           	  	   Date

/s/  T. Wayne Davis   		Chairman of the Board   	  	April 30, 1997
---------------------
T. Wayne Davis         	of Directors


/s/  Philip A. Belyew 		Director, President, 		     	April 30, 1997
---------------------
Philip A. Belyew     			and Chief Executive Officer


/s/  John B. Ellis      Director      	            			April 30, 1997
---------------------
John B. Ellis


/s/  Derek E. Dewan     	Director                    	April 30, 1997
---------------------
Derek E. Dewan


/s/  Wayne N. Nellums  		Chief Financial Officer	   		April 30, 1997
---------------------
Wayne N. Nellums

GENERAL PARCEL SERVICE, INC.
AND SUBSIDIARY
1996 CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS                                       			Pages
Reports of Independent Accountants	               24 - 25

Consolidated Financial Statements

Consolidated Balance Sheets as of
December 31, 1996 and 1995                       		26

Consolidated Statements of Operations
for the years ended December 31, 1996
and 1995                                          	27

Consolidated Statements of Changes in
Stockholders' Equity (Deficit) for the
years ended December 31, 1996 and 1995           		28

Consolidated Statements of Cash Flows
for the years ended December 31, 1996
and 1995                                          	29

Notes to Consolidated Financial Statements       		30 - 40

Report of Independent Accountants
---------------------------------

To the Board of Directors and Stockholders of General Parcel Service, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of General Parcel Service, Inc. and its subsidiary (the "Company") at December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


(Signed) Price Waterhouse LLP

PRICE WATERHOUSE LLP
Atlanta, Georgia
April 14, 1997

INDEPENDENT AUDITORS' REPORT
----------------------------

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheet of General Parcel Service, Inc. and Subsidiary as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Parcel Service, Inc. and Subsidiary as of December 31, 1995, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles. We have not audited the consolidated financial statements of General Parcel Service, Inc. for any period subsequent to December 31, 1995.

(Signed) GRENADIER, APPLEBY, COLLINS & COMPANY


Jacksonville, Florida
March 6, 1996


GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                            	 	December 31, 	 	 	December 31,
                                              	 	  1996        	 	 	 1995
                                              --------------    --------------
ASSETS

Current assets:
  Cash                                       	$ 	    35,959  	  $      	6,739
  Accounts receivable (net of
   allowance for doubtful accounts
   of $19,039 and $7,846 at December 31,
   1996 and December 31, 1995, respectively)   	 	2,370,834  	 	   	2,068,975
  Other current assets 	                           	400,570      	 	 	380,090
                                               -------------     -------------
         Total current assets                  	 	2,807,363    	 	 	2,455,804
                                               -------------     -------------

Long term assets:
  Equipment, at net book value                  		7,503,234  	   	 	7,593,626
  Goodwill 	                                       	945,104    	 	 	1,015,784
  Other assets 	                                   	214,657      	 	 	187,251
                                               -------------     -------------
         Total long term assets 	                	8,662,995    	 	 	8,796,661
                                               -------------     -------------

         Total assets                        	$ 	11,470,358    	$ 	11,252,465
                                               =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Short term borrowings                      	$  	1,313,100  	 	$  	1,599,000
  Current obligations under capital leases 	 	      982,360  	 	     	860,309
  Current maturities of long-term debt             	298,561      	 	 	518,842
  Accounts payable                               	2,669,936    	 	 	1,953,468
  Accrued expenses and other current
    liabilities                                  	1,317,165        	 	738,404
                                               -------------     -------------
         Total current liabilities 	             	6,581,122  	 	   	5,670,023
                                               -------------     -------------

Long term liabilities:
  Long-term obligations under capital leases 	   	1,686,878        	1,605,802
  Long-term debt                                   	600,358    	 	 	3,910,808
  Convertible debentures 	                         	300,000      	 	 	300,000
  Other long-term liabilities 	                    	289,329            --
                                               -------------     -------------
         Total long-term liabilities 	           	2,876,565        	5,816,610
                                               -------------     -------------

         Total liabilities 	                     	9,457,687   	 	 	11,486,633
                                               -------------     -------------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 800,000
    shares authorized, 420,000 issued
    and outstanding at December 31, 1996,
    100,000 issued and outstanding
    at December 31, 1995, liquidation
    preference $10,500,000                         	 	4,200        	 	 	1,000
  Common stock, $.01 par value, 10,000,000
    shares authorized, 3,758,671 shares
    issued and outstanding at December 31,
    1996 and 1995                                 	 	37,586       	 	 	37,586
  Additional paid-in capital                    	21,386,455   	 	 	13,389,655
  Deficit 	                                    	(19,415,570) 	 	 	(13,662,409)
                                               -------------     -------------
         Total stockholders' equity (deficit) 	  	2,012,671         	(234,168)
                                               -------------     -------------

         Total liabilities and stockholders'
            equity (deficit)                 	$ 	11,470,358  	 	$ 	11,252,465
                                               =============     =============

	            Read accountants report and accompanying notes

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                    			Years Ended December 31,
                                     ----------------------------
                                         1996    	 	     1995
                                    --------------  --------------
Revenue                            	$ 	23,404,409  	$ 	20,567,498
                                     -------------   -------------

Operating expenses
  Operations salaries & benefits    	 	13,377,163   	 	11,199,966
  Fuel 	                               	1,653,428    	 	1,231,251
  Equipment rental 	                     	508,296       	 	52,475
  Insurance 	                          	1,470,219    	 	1,759,549
  Tires & maintenance 	                  	899,086 	      	789,173
  Depreciation & amortization 	        	1,856,920    	 	1,780,026
  Facilities expense                   	1,755,629    	 	1,275,258
  Terminal expense                       	441,770      	 	364,563
  Purchased transportation             	 	397,912      	 	291,836
  Other operating costs 	                	140,613      	 	151,604
  Selling and administrative expense 	 	5,335,483    	 	3,932,147
                                     -------------   -------------

Total operating expense             	 	27,836,519   	 	22,827,848
                                     -------------   -------------

Operating loss                      	 	(4,432,110)  	 	(2,260,350)

Interest expense 	                      	(717,247)      	(744,631)
                                     -------------   -------------

Net loss 	                            	(5,149,357)    	(3,004,981)

Preferred stock dividend requirement 	 	 (428,806)     		(175,000)
                                     -------------   -------------

Loss applicable to common
  shareholders                     	$ 	(5,578,163) 	$  (3,179,981)
                                     =============   =============

Net loss per common share
  (primary and fully diluted)      	$ 	     (1.48) 	$      	(0.85)
                                     =============   =============

Weighted average number of common
  shares outstanding                   	3,758,671      	3,758,671
                                     =============   =============

Read accountants report and accompanying notes


GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'  EQUITY (DEFICIT)

                                               			Years Ended December 31,
                                                ----------------------------
 	 	                                                1996 		         1995
                                                ------------    ------------
Preferred stock:

  Beginning balance (100,000 shares)          	$     	1,000  	  $      1,000
  Issuance of preferred stock
    (320,000 shares in 1996)                       	 	3,200         	--
                                                ------------     ------------
  Ending balance (420,000 in 1996,
    100,000 in 1995)                               	 	4,200         	 	1,000
                                                ------------     ------------


Common stock (3,758,671 shares)                   	 	37,586        	 	37,586
                                                ------------     ------------

Additional paid-in capital:
  Beginning balance                             	13,389,655    		 13,389,655
  Issuance of preferred stock  	                 	7,996,800       	 	--
                                                ------------     ------------
  Ending balance 	                             	 21,386,455    		 13,389,655
                                                ------------     ------------

Deficit:
  Beginning balance 	                          	(13,662,409)  	 	(10,482,428)
  Net loss 	                                    	(5,149,357)   	 	(3,004,981)
  Dividends on preferred stock 	                  	(603,804) 	     	(175,000)
                                                ------------     ------------
  Ending balance                             	 	(19,415,570) 	 	 (13,662,409)
                                                ------------     ------------

Total stockholders' equity (deficit)          	$ 	2,012,671    	$  	(234,168)
                                                ============     ============

Read accountants report and accompanying notes


GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                       Years Ended December 31,
                                                       ------------------------
 	 	                                                     1996 	      	 	  1995
                                                     -------------    ------------
Cash flows from operating activities:
  Net loss                                         	$ 	(5,149,357)	 	$ 	(3,004,981)
    Adjustments to reconcile net loss to cash
      used in operating activities:
        Loss on disposal of fixed assets 	                 	1,303      	 	 	26,992
        Depreciation and amortization 	 	               1,998,337 	      1,847,960
    Changes in assets and liabilities:
      Increase in accounts receivable 	 	                (301,859) 	    		(414,028)
      Decrease (increase) in other current assets 	 	     (20,480)     		 	315,494
      Increase in other assets                         	 	(27,406) 	     	 	(5,408)
      Increase (decrease) in accounts payable 	 	       1,102,919      	 		205,860
      Increase in accrued expenses                     	 	578,761     	 	 	304,027
      Increase in other long-term liabilities 	          	289,329  	 	 	    --
                                                     -------------    -------------
          Total adjustments 	 	                         3,620,904   	 	 	2,280,897
                                                     -------------    -------------
           Net cash used in operating activities  	   	(1,528,453)   	 	 	(724,084)
                                                     -------------    -------------

Cash flows from investing activities:
  Business combination 	                                  -- 	 	       	 	(151,674)
  Proceeds from disposal of equipment 	                   	47,967  	     	 	59,462
  Purchase of equipment 	 	                              (792,992) 	   	 	(920,783)
                                                     -------------    -------------
           Net cash used in investing activities  	     	(745,025) 	 	 	(1,012,995)
                                                     -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock            	8,000,000       	 		--
  Dividends paid on preferred stock 	 	                  (603,804) 	 	 	  (175,000)
  Increase in short-term borrowings 	 	                 4,834,100  	 	 	    99,000
  Repayment of short-term borrowings 	                	(5,120,000) 	 	 	    --
  Increase in long-term debt 	 	                           -- 	 	 	       3,000,000
  Repayment of long-term debt 	 	                      (3,530,731) 	 	 	   (652,474)
  Principal payments under capital lease obligations 		  (890,505) 	 	   (1,101,396)
  Increase (decrease) in bank overdraft 	 	              (386,362) 	 		     568,113
                                                      ------------    --------------
           Net cash provided by financing activities  		2,302,698    	 	 	1,738,243
                                                      ============    ==============

Increase (decrease) in cash                      	 	       29,220           	 1,164
Cash, beginning of year                                  	 	6,739  	       	 	5,575
                                                      ------------    --------------
Cash, end of year 	                                  $    	35,959 	 	$   	    6,739
                                                      ============    ==============

Supplemental cash flow data
Cash paid during the year for interest 	             $   	643,828   	$     	694,176
                                                      ============    ==============

Supplemental schedules of noncash investing and
  financing activities
     Capital lease and notes payable obligations
       for new vehicles and equipment               	$ 	1,093,632 	 	$    	 756,000
                                                      ============    ==============

    Business combination
    Fair value of assets acquired 	                  $     -- 	 	    $   	1,408,670
    Fair value of liabilities assumed  	 	                 -- 	 		       (1,256,996)
                                                      ------------    --------------
    Net cash payments 	                              $ 	   --     	 	$     	151,674
                                                      ============    ==============

Read accountants report and accompanying notes

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:
   ------------------------------------------
Business Description
--------------------

General Parcel Service, Inc. (the "Company") was formed in August, 1985, and is engaged in the business of delivering small parcels in Florida and Georgia. In 1995, the Company formed
GPS Acquisition Corp. to  acquire the assets of  Transit
Express of Charlotte, Inc. ("TE") and engage in the courier business in Charlotte, North Carolina.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary GPS Acquisition Corp., collectively referred to as the Company. The accounts and operations of GPS Acquisition Corp. are included since the date of its incorporation on February 10, 1995. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates
----------------

The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Revenue Recognition
-------------------

Revenue from parcel delivery is recorded when parcels have been picked up for delivery.

Income Taxes
------------

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

Cash
----

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, all bank overdraft balances have been reclassified to accounts payable.

Equipment
---------

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

                                                	 	Years
                                                  -------
 	Autos, trucks and life extending repairs 	      2 to  9
 	Office equipment and furniture  	               3 to 10
 	Terminal equipment         	                    3 to 10

Goodwill
--------

Goodwill was recorded in connection with the TE acquisition and is being amortized using the straight-line method over 15 years.
Amortization expense for each of 1996 and 1995 was approximately
$70,000. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The
Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future operating cash flows in relation to its net capital investment in the acquired business. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

Net Loss per Common Share
-------------------------

Net loss applicable to common shares is based on the weighted average number of shares outstanding during the periods reported. Any assumption of conversion of common stock equivalents, such as options and warrants, as described in Note 12, is anti-dilutive and has not been considered in determining net loss per share or the weighted average number of shares outstanding.

2. Company Operations:
   ------------------

From inception through December 31, 1996, the Company has experienced operating losses of $18,461,764 and its working capital deficiency at December 31, 1996 was $3,773,759.
Management estimates that its net loss for the first quarter of 1997 will approximate $3,000,000, resulting both from expenses related to the closing of the North and South Carolina parcel delivery facilities and operating losses at various Florida and Georgia facilities.
Cash requirements to fund operating losses and debt service are substantial. All of these factors raise the question as to whether the Company will continue to operate as a going concern. While revenues continue to increase and expense containment measures have been instituted, management is nonetheless pursuing several strategies for reducing costs and raising additional resources through debt or equity transactions.

Management believes, but can offer no assurances, that it can improve operating performance and cash flows through the following measures:

*Closing the North Carolina and South Carolina Facilities.
 ---------------------------------------------------------
A large portion of the Company's expenses since inception have
been related to efforts to develop 	its marketing, distribution and
service network. The Company has developed extensive	distribution
networks in Florida and in Atlanta, Georgia and attempted to develop such networks in the North and South Carolina service areas in 1996 resulting in substantial losses. The North and South Carolina parcel delivery facilities were closed March 31, 1997.
Closing the North and South Carolina facilities is expected to reduce the losses and negative cash flows long term.

*Decreasing or Eliminating Parcel Delivery Operations in Florida and Georgia.
 ---------------------------------------------------------------------------
During 1997, the Company plans to reduce or eliminate the losses from the Florida and Georgia parcel delivery operations by reducing the size of the parcel delivery operations to a size that can achieve profitable operations, selling the parcel delivery operations to an unrelated entity or discontinuing the parcel delivery operations.

*Establishing a New Corporate Structure to Acquire Profitable
 ------------------------------------------------------------
 Trucking Operations.
 -------------------
The Company intends to reorganize into a "holding Company" format to be based in Atlanta, Georgia. This new corporate structure is intended to increase the Company's flexibility to pursue the acquisition and operation of profitable less-than-load (LTL) and truckload motor carriers. The Company's intent is to identify and acquire mid-size trucking companies, primarily with annual revenues between $10 million and $100 million, that possess strong market positions, sound management and a commitment to a high level of service and quality.

*Relying on Equity Sales to or Loans from a Major Shareholder.
 ------------------------------------------------------------
On March 27, 1997 and April 7, 1997, an affiliate of the Company's Chairman loaned the Company $150,000 and $500,000, respectively.
Both loans are unsecured, payable on demand and bear interest at 10 percent per annum payable quarterly. Proceeds from these loans were used for working capital. No commitment has been received by the Company from any shareholder to provide any additional cash to fund operations losses or debt service. Although there can be no assurances of any continued funding, management will continue to explore funding opportunities from its major shareholders.

3. Business Combination:
   --------------------

On February 10, 1995, the Company acquired certain assets of TE, which was based in Charlotte, North Carolina, and provided scheduled carrier and package delivery services. The Company acquired such assets at a purchase price of $1,408,670. To acquire these assets, the Company paid $75,000 in cash to the seller, incurred expenses of $76,674 and incurred liabilities of $1,256,996 by issuing debt and assuming certain accounts and notes payable. The acquisition of the TE assets was accounted for as a purchase and, accordingly the purchase price was allocated to the acquired assets based upon their fair market values. The excess of the purchase price over the fair value of the net assets acquired in the amount of $1,090,126 has been recorded as goodwill which is being amortized over 15 years on a straight line basis.

Proforma Financial Statements
-----------------------------

The following unaudited pro forma statement of combined results of the Company for the years ended December 31, 1995 and 1994 account for the acquisition as if it had occurred on January 1, 1995 and 1994, respectively. The pro forma results give effect to the amortization of goodwill and the effects of additional interest expense.

Unaudited Pro Forma Combined Results of Operations
				    For the Years Ended December 31,
                             	 	 	1995         	 	1994
                           	 	 	Pro Forma 	    	Pro Forma
                             	 	Combined  	    	Combined
                             --------------   ------------
Sales                       $ 	20,752,210   	$ 	21,878,776
                             =============    =============
Net loss      	             $ 	(3,029,464) 	 $   	(931,750)
                             =============    =============
Net loss per common share  	$     	($0.85)  	$     	($0.29)
                             =============    =============

34

The above pro forma statements do not purport to be indicative of the results of operations which would have occurred had the acquisition been made on January 1, 1995 or 1994.

4. Related Party Transactions:
   --------------------------

The Company incurred fees related to legal services provided to the Company by a firm owned in part by a director of the Company of $24,800 and $39,633 in 1996 and 1995 respectively. As of December 31, 1996, the Company owed this Director $1,703. The
Company leased aircraft transportation services under an informal agreement from the former President of the Company. The expenses for this lease were $113,557 and $103,438 in 1996 and 1995, respectively. At December 31, 1996, the Company had paid all amounts outstanding.

5. Equipment:
   ---------

Equipment consists of the following:

                                                         December 31,
                                                   ------------------------
				      	                                         1996            	 1995
                                               --------------  ----------------
Autos, trucks and life extending repairs 	    $ 	12,287,409  	$ 	10,800,131
Office equipment and furniture 	                   	806,535      	 	616,017
Terminal equipment                               	2,645,679    	 	2,487,612
                                               -------------   -------------
                                           	  	 	15,739,623   	 	13,903,760
Less: accumulated depreciation 	                	(8,236,389) 	  	(6,310,134)
                                               -------------   -------------
                                           	 	$  	7,503,234  	$  	7,593,626
                                               =============   =============

Autos and trucks included $6,226,953 and $5,426,413 of vehicles under capital leases at December 31, 1996 and 1995, respectively. During 1996, the Company exercised its option to acquire the residual value of leased vehicles with an original cost of $626,261 and accumulated amortization of $361,830.
Accumulated amortization for vehicles under capital leases at December 31, 1996 and 1995 totaled $1,679,065 and $1,632,372, respectively and is included in accumulated depreciation shown above. Amortization expense was $714,496 and $646,211 for 1996 and 1995, respectively. Depreciation expense for owned equipment was $1,071,744 and $1,127,407 for 1996 and 1995, respectively. Depreciation expense of $141,417 and $67,934 was included in selling and administrative expense for 1996 and 1995, respectively.

6. Short Term Borrowings:
   ---------------------

Short term borrowings consist of the following:

                             			                   December 31,
                                               -------------------
                                   			      	1996              	1995
                                         -----------        ------------
$3,250,000 line of credit to a bank
due upon demand, interest paid
monthly at .75% over LIBOR rate
collateralized by accounts
receivable and certain stock
certificates pledged by the Company's
Chairman                               	$ 1,313,100	         $ 1,599,000
                                         ==========           ==========


On August 12, 1994, the Company entered into a $2,000,000 revolving credit loan agreement ("Line of Credit") with a bank. The aggregate principal amount due under the Line of Credit was increased during 1995 and the form of the debt was modified to include a $3,000,000, five year term loan and a $2,700,000 revolving credit loan at December 31, 1995. The Company repaid the term loan and increased its line of credit to $3,250,000 in the first quarter of 1996. The term loan and the revolving credit agreement provide for interest payable monthly for advances of $1,000,000 or greater at the lower interest of the thirty day LIBOR rate plus .75% or the Bank's prime interest rate less .75% and for all other advances at the Bank's prime interest rate less .75%. The loan is collateralized by the Company's accounts receivable and certain stock certificates
pledged by the Company's Chairman.   As of December 31, 1996,
the Company had borrowed $1,313,100 against the line of credit
and had $1,936,900 of credit available.   As of March 31, 1997,
the Company has borrowed $3,250,000 against the line of credit.

7. Notes Payable and Long Term Debt:
   --------------------------------

Long-term debt and notes payable are due in installments through 2000, bear interest at rates ranging from 8.7% to 12.0% and are collateralized by vehicles and equipment. Long term debt maturing in each of the five subsequent years as of December 31, 1996 is as follows:

                                 	   		Installment
                      	Years Ended 	    	Notes
                      	December 31,   		Payable
                      --------------  -------------
	                         1997 	      $ 	298,561
                   	      1998         		296,486
                   	      1999         		226,531
                   	      2000          		77,341
                 	        2001          		--
                                        ---------
Total long term debt 	                  	898,919
Less: current portion                 		(298,561)
                                        ---------
Long term portion of long term debt  	$ 	600,358
                                        =========

On August 1, 1993, the Company issued $300,000 in nonredeemable
7% convertible senior subordinated debentures which are due in 2000. The initial conversion price was $4.75. During 1996, the

Company breached a covenant of the debentures, however, the breach has been waived by the debenture holders through December 31, 1997.

8. Capital Leases:
   --------------

The Company has entered into certain lease agreements, which have been accounted for as capital leases. Substantially all of the capital leases are for vehicles. The minimum future lease payments and the present value of such commitments for the capital leases are as follows:

Years Ended
December 31,
------------
1997                               	$ 	1,235,133
1998               	                    	876,234
1999               	          	          458,386
2000 	                        	          343,031
2001 	                        	          285,534
                                     ------------
Total minimum obligations  		          3,198,318
Less: amount representing interest     	(529,080)
                                     ------------
Present value of net minimum
  obligations                        		2,669,238
Less: current portion                 		(982,360)
                                     ------------
Long term obligations 	             $ 	1,686,878
                                     ===========

The present values of minimum future obligations shown above are calculated based on interest rates (the majority ranging from 9.5% to 16%) determined to be applicable at the inception of the leases. Interest expense on outstanding obligations under capital leases was $252,835 and $344,361 for the years ended December 31, 1996 and 1995, respectively.

9. Operating Leases:
   ----------------

The Company leases terminal and office facilities under noncancellable operating lease agreements. Lease terms range from one to fifteen years and provide that the Company will pay real estate taxes, maintenance, insurance and certain other expenses. The noncancelable operating leases are payable through 2010. These lease obligations at December 31, 1996 are as follows:

Years Ended
December 31,
------------
1997                                $   1,771,072
1998                                  		1,482,431
1999 	                                  1,077,600
2000                                  	 1,086,108
2001                                    		970,018
2002 and beyond                         5,763,128
                                     ------------
 	Total 	                           $  12,150,357
                                     ============

Total rent expense under all operating leases was $1,525,638 and 0$1,210,785 for the years ended December 31, 1996 and 1995, respectively.

10. Fair Values of  Financial Instruments:
    -------------------------------------

Disclosure of fair value information about certain financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value, is required by Statement of Financial Accounting Standards (SFAS) 107,
Disclosure about Fair Value of Financial Instruments. The following methods and assumptions were used in estimating fair values:

Cash, Accounts Receivable and Accounts Payable:
----------------------------------------------
The carrying amount reported in the balance sheet approximates fair value because of the short maturity of these instruments.

Short and long term debt:
------------------------
The carrying amounts of the Company's borrowings under its
revolving credit agreements, as well as all short-term borrowings, approximate their fair values.  The fair values of the Company's long term debt were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar arrangements.

The carrying amounts and fair values of the Company's financial instruments at December 31, 1996 are as follows:


              	                              At December 31, 1996
                                         ----------------------------
                                         Carrying           Estimated
                                          Amount            Fair Value
                                       ------------       --------------
Cash                                 	$     	35,959  	  	$       	35,959
Accounts receivable                    	 	2,370,834       	 	 	2,370,834
Accounts payable                       	 	2,669,936       	 	 	2,669,936
Short term borrowings                  	 	1,313,100       	 	 	1,313,100
Long term debt                           	 	898,919  	 	 	       889,015
Convertible debentures 	                   	300,000  	 	 	       300,000

11. Preferred Stock
    ---------------

On December 29, 1993, the Board of Directors amended the articles of incorporation to provide for 200,000 shares of a new issue of Class A, Series 1 cumulative convertible preferred stock. On December 30, 1993, 100,000 shares were sold for a total purchase price of $2,500,000. The preferred shares are nonvoting and generally provide for a conversion into common stock at a rate of $3.00 per share and a cumulative dividend of $1.75 per year per share.

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

On December 20, 1996, the Board of Directors approved an amendment to the Company's Articles of Incorporation, to provied for 300,000 shares of Class A Series 4 Preferred Stock ("Series 4
Preferred"). The Series 4 Preferred is identical to the Company's Class A Series 3 Preferred except that the price at which the Preferred Stock can be converted into common shares is $2.00 per share rather than $2.50. The Company issued 80,000 shares of the newly authorized Series 4 Preferred to an affiliate of the Company's
Chairman for a total purchase price of $2,000,000 million or $25.00 per share on December 30, 1996.

At December 31, 1996, the Company had accrued preferred stock dividends included in accounts payable of $281,750. No dividends were accrued at December 31, 1995.

12. Stock Options and Warrants:
    --------------------------

The Company has granted options and warrants to acquire its common stock at various times under various plans, contracts and employment agreements that approximated or exceeded fair market value at the date of issue. Options and warrants may be exercised over periods ranging from three to ten years and generally expire in five to ten years.

A summary of outstanding options and warrants is as follows:

                                         	     1996                       	 	  1995
                                    ---------------------------     --------------------------
                                          	 	 	Weighted-Average 	        	 	 	Weighted-Average
                                    	Shares 	 	Exercise Price    	 	Shares 	 	Exercise Price
                                   ----------  ----------------   ----------  ------------------
Outstanding, beginning of year 	   1,282,725       	$3.14  	       	853,975 	 	   $3.45
Granted during the year               	7,500     	 	$2.16        	 	428,750 	 	   $2.54
Exercised or canceled during year    	-- 	 	 	                       	--
                                   ---------                      ---------
Outstanding, end of year          	1,290,225     	 	$3.14      	 	1,282,725 	     $3.14
                                   =========                      =========


Options and warrants outstanding at December 31, 1996 had a weighted average remaining contractual life of 5.1 years and were exercisable at prices ranging from $1.43 to $5.50. All stock options and warrants are noncompensatory.

Additionally, in conjunction with the initial public offering
(Note 2), the Company issued 690,000 warrants. Two warrants entitle the holder thereof to purchase at a price of $7.50 per share, one share of common stock at any time until November 16, 1998. The warrants are subject to redemption by the Company at $.05 per warrant at any time on 30 days' written notice, provided that the closing bid price of the common stock on NASDAQ is at least $8.50 for ten consecutive trading days ending five days prior to the date of the notice of redemption.

The Company has adopted FAS No,123, "Accounting for Stock-Based Compensation". In accordance with the provisions of FAS 123, the Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, " and related Interpretations in accounting for its stock option and warrant grants. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under this plan consistent with the methodology prescribed by FAS 123, the Company's net loss and net loss per share would be reduced to the unaudited pro forma amounts indicated below.


                              				       1996        	 	 1995
                                     ------------    ------------
Net loss As Reported               	$ 	(5,149,357) 	$ 	(3,004,981)
Pro forma                            		(5,161,747)   		(3,778,307)
Net loss per share 	As Reported           		(1.48)        		(0.85)
Pro forma                                  	(1.48)        		(1.05)


The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively; expected volatility of 97 % and 89% and risk-free interest rates of 6.49% and 5.44%. An expected option term of 5 years for both periods was developed based on historical grant information.

Because the Company's stock options and warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.

13. Income Taxes:
    ------------

The following reflects the deferred income tax effects of temporary differences between the tax bases of assets and liabilities and the respective financial statement amounts for the years ended December 31, 1996 and 1995:


                                      	 	 	   1996     	 	   1995
                                           ------------   ------------
Deferred tax assets:
  Net operating loss carryforwards      	$ 	 7,550,378  	$ 	5,591,992
  Reserve for bad debts               	         	4,250       	 	2,973
                                          -------------   ------------
                                   	 	      	7,554,628   	 	5,594,965

Deferred tax liability:
  Excess of tax over book depreciation 	      	625,129      		604,818
                                           ------------   ------------

Net deferred tax asset                      	6,929,499   	 	4,990,147
Valuation allowance 	                      	(6,929,499) 	 	(4,990,147)
                                           ------------   ------------
Net deferred tax recognized              	$   	--       	$    --
                                           ============   ============

The valuation allowance was established to eliminate the net deferred tax asset due to the uncertainty of the Company's ability to utilize the net operating loss carryforwards before they expire. Because of this uncertainty, no benefit was provided for the current year. The Company's income tax expense differed from the statutory federal rate of 34% as follows:

                                          1996              1995
                                     --------------    --------------
Statutory rate applied to loss
  before income taxes              	$   (1,750,781)	 	$ 	 (1,021,694)
Increase (decrease) in income taxes
  resulting from:
  State income taxes 	 	                  (202,314)    	 	 	(117,362)
  Change in deferred tax asset
    valuation allowance 	 	              1,939,352    	 	 	1,145,407
  Other 	                        	          13,743       	 	 	(6,351)
                                     --------------    --------------
   Income tax expense 	             $ 	    --      	 	$ 	    --
                                     ==============    ==============

At December 31, 1996, the Company has $19,883,599 of net operating loss carryforwards potentially available to offset taxable income which expire during the years 2000 to 2012. The Company has not given recognition to tax benefits of net operating loss carryforwards in the financial statements because management believes the Company's history of operating losses diminishes the Company's immediate ability to demonstrate that it is more likely than not that the future benefits will be realized. Additionally, these net operating loss carryforwards are subject to limitation in any given year in the event of significant changes in ownership as set forth in the Internal Revenue Code and related Treasury Regulations. Consequently, a determination has not been made as to the amount, if any, of the reduction in the net operating loss carryforwards available against potential future taxable income. The valuation allowance increased by $ 1,939,352 during 1996. Tax loss carryforwards at December 31, 1996 expire as follows:


Year of Expiration 	 	         Federal 	 	      State
------------------          -------------    -----------
2000                      	$      67,771   	$    67,771
2001                          	 	312,180     	 	312,180
2002                          	 	684,625     	 	684,625
2003 	                          	651,378     	 	651,378
2004 	                        	1,475,420   	 	1,475,420
2005                        	 	2,712,465   	 	2,696,980
2006                        	 	2,138,152     	2,125,475
2007                        	 	1,574,149  	  	1,562,086
2008 	                        	1,129,421   	 	1,069,463
2009 	                        	1,111,777   	 	1,119,038
2010 	                        	2,917,866   	 	2,796,533
2011                       		  5,108,395    		4,895,973
                             -----------    -----------
                         	 	$	19,883,599  	$ 19,456,922
                             ===========    ===========

41

14. Contingencies:
    -------------
On February 14, 1995, the Company filed a civil complaint in the U.S. District Court, Northern District of Georgia against UPS.
The civil complaint alleges among other things, that UPS has attempted to monopolize the market for ground-based business-to-business parcel delivery service in Georgia and Florida, in violation of federal and state antitrust laws and as a result of these civil violations, GPS has suffered the loss of several customers. The
Company has cited damages in the complaint in excess of $10 million from these actions.

On September 4, 1996, the court entered a judgment ordering GPS to dismiss its action and that GPS pay UPS their costs of defending against this action. The Company has filed an appeal of the court's judgment.

Inforite Corporation has filed a suit against the Company,
seeking damages of $374,203 for alleged breach of a contract in which Inforite agreed to sell the Company certain electronic "clipboards" along with supporting accessories and computer
software.   The Company has asserted that the Inforite products
are defective, and has revoked acceptance of the products pursuant to California Commercial Code sections 2608 and 2609.
In the same action, Inforite has also alleged intentional interference with contract and defamation, claiming an unspecified amount of damages. The Company has denied all material allegations and has counterclaimed against Inforite Corporation and its parent corporations Moore Corporations Limited, Moore Business Forms, Inc. and Toppan Moore Company, Ltd., for breach of contract, breach of warranty, product liability and fraud, seeking recovery of approximately $175,000 it paid for the products and for an undetermined amount in incidental damages. Outside counsel for the Company has advised that at this stage in the proceedings, no opinion can be offered as to the probable outcome; however, in the opinion of management, resolution of this matter will not have a materially adverse impact on the Company's financial position, results of operations or cash flows. A trial date has been set for January 1998.

