Form 10QSB
period 1997-03-31
GENERAL PARCEL SERVICE INC
filed 1997-05-20
CIK 853532

U.S. SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549


                        FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period ended          to


            Commission File Number: 33-30123-A


               GENERAL PARCEL SERVICE, INC.
               ----------------------------
   (Exact name of small business issuer in its charter)


State of Florida                               59-2576629
----------------                               ----------
(State or other jurisdiction of          (I.R.S. Employer
		 incorporation or organization)           Identification No.)



                8923 Western Way, Suite 22,
                  Jacksonville, FL 32256
                ---------------------------
         (Address of principal executive offices)


                      (904) 363-0089
                      --------------
               (Issuer's telephone number)

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes X   No

There were 3,758,671 shares of the Company's common stock outstanding as of May 1, 1997.

        GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY

                        FORM 10-QSB

                           INDEX
                           -----

PART I.	FINANCIAL INFORMATION	 	            		Page Number
                                              -----------
		Item 1
  ------
		Consolidated Balance Sheets
   as of  March 31, 1997 and
   December 31, 1996. . . . . . . . . . . . . . . .2

		Consolidated Statements of
   Earnings for the three months
   ended March 31, 1997 and 1996. . . . . . . . . .3

		Consolidated Statements of Cash
   Flows for the three months
   ended March 31, 1997 and 1996. . . . . . . . . .4

		Notes to Consolidated Financial Statements. . . .5

		Item 2
  ------
		Management's Discussion and
   Analysis of Financial Condition
   and Results of Operations. . . . . . . . . . . .7

PART II.	OTHER INFORMATION. . . . . . . . . . . . .12

		Item 3
  ------
		Defaults Upon Senior Securities

 	Item 6
  ------
		Exhibits and Reports on Form 8-K

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                      	 	 	March 31, 	    		 December 31,
                                         	 	 1997      	 	     	 1996
                                        --------------      --------------
 	 	                                     (Unaudited)
ASSETS

Current assets:
 Cash                                  	$      	6,674    	 	$      35,959
 Accounts receivable (net of
  allowance for doubtful accounts
  of $18,373 and $19,039 at March 31,
  1997 and December 31, 1996,
  respectively) 	 	                         2,013,095       	 		2,370,834
 Other current assets 	                      	320,380        	 	 	400,570
                                         -------------       -------------
         Total current assets 	            	2,340,149      	 	 	2,807,363
                                         -------------       -------------

Long term assets:
 Equipment, at net book value 	            	7,252,465  	     	 	7,503,234
 Goodwill                                  	  927,434        	 	 	945,104
 Other assets 	                              	212,238        	 	 	214,657
                                         -------------       -------------
         Total long term assets 	 	         8,392,137        	 	8,662,995
                                         -------------       -------------

         Total assets                  	$  10,732,286    	 	$ 	11,470,358
                                         =============       =============

LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

Current liabilities:
 Short term borrowings                 	$  	3,400,000  	   	$  	1,313,100
 Current obligations under
  capital leases                         	 	1,015,274  	 	       	982,360
 Current maturities of long-term debt      	 	299,669        	 	 	298,561
 Accounts payable                        	 	1,998,717      	 	 	2,669,936
 Accrued expenses and other
  current liabilities 	                    	1,768,472        	 	1,317,165
                                         -------------       -------------
         Total current liabilities       	 	8,482,132  	     	 	6,581,122
                                         -------------       -------------

Long term liabilities:
 Long-term obligations under
  capital leases 	 	                        1,640,609       	 		1,686,878
 Long-term debt                            	 	539,387  	       	 	600,358
 Convertible debentures                    	 	300,000        	 	 	300,000
 Other long-term liabilities               	 	286,317        	 	 	289,329
                                         -------------       -------------
          Total long-term liabilities    	 	2,766,313          	2,876,565
                                         -------------       -------------

          Total liabilities             	 	11,248,445      	 	 	9,457,687
                                         -------------       -------------

Commitments and contingencies

Stockholders' equity (deficit):
 Preferred stock, $.01 par value,
  800,000 shares authorized,
  420,000 issued and outstanding at
  March 31, 1997 and December 31, 1996,
  liquidation preference $10,500,000 	         	4,200          	 	 	4,200
 Common stock, $.01 par value,
  10,000,000 shares authorized,
  3,758,671 shares issued and
  outstanding at March 31, 1997
  and December 31, 1996                     	 	37,586         	 	 	37,586
 Additional paid-in capital             	 	21,386,455  	    	 	21,386,455
 Deficit                               	 	(21,944,400) 	   	 	(19,415,570)
                                         -------------       -------------
         Total stockholders' equity
          (deficit)                       	  (516,159) 	 	     	2,012,671
                                         -------------       -------------

         Total liabilities and
          stockholders' equity
          (deficit)                     $  10,732,286    	 	$ 	11,470,358
                                         =============       ============

                 Read accompanying notes.

GENERAL PARCEL SERVICE, INC. AND  SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                   					                		 Three months ended March 31,
                                          ------------------------------
                                         	 	  1997 	         	 1996
                                          -------------    -------------


Revenue                                  	$ 	5,064,992    	$ 	5,783,671
                                            -----------      -----------

Operating expenses:
 Operations salaries & benefits           	 	3,115,196     	 	3,079,190
 Fuel 	                                       	404,390       	 	355,500
 Equipment rental 	                           	142,782        	 	29,091
 Insurance 	                                  	373,287  	      	364,165
 Tires & maintenance                        	 	164,884       	 	200,014
 Depreciation & amortization                	 	433,528       	 	431,949
 Facilities expense                         	 	430,249       	 	352,815
 Terminal expense                           	 	100,360       	 	112,969
 Purchased transportation 	                    	70,999        	 	98,159
 Other operating costs                       	 	48,161        	 	59,834
 Loss on discontinued operations          	 	1,048,086	          --
 Selling and administrative expense       	 	1,084,271  	      	967,521
                                            -----------      -----------
Total operating expenses                  	 	7,416,193     	 	6,051,207
                                            -----------      -----------
Operating loss                           	 	(2,315,201) 	 	    (267,536)

Interest expense                             	(177,629)     	 	(206,780)
                                            -----------      -----------
Net loss                                 	 	(2,528,830)     	 	(474,316)

Preferred stock dividend requirement       	 	(192,500) 	      	(58,992)
                                            -----------      -----------
Loss available to common shares         	$ 	(2,421,330)  	$   	(533,308)
                                            ===========      ===========
Net loss per common
 share (primary and fully diluted)      	$      	(0.72)  	$      	(0.14)
                                            ===========      ===========
Weighted average number of common
 shares outstanding                         	3,758,671     	 	3,758,671
                                            ===========      ===========

                  Read accompanying notes.

[CAPTION]

GENERAL PARCEL SERVICE, INC. AND  SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
(Unaudited)

                                                 Three months ended March 31,
                                              --------------------------------
    	 	                                             1997 	          	 1996
                                              --------------    --------------
Cash flows provided by (used in)
 operating activities:
 Net loss                                    	$ 	(2,528,830) 	 	$   	(474,316)
  Adjustments to reconcile net loss to cash
   provided by operating activities:
   Depreciation and amortization                 	 	537,971  	     	 	454,678
  Changes in assets and liabilities:
   Decrease (increase) in accounts receivable 	 	   357,739  	     		(221,072)
   Decrease (increase) in other current assets 	   	 80,190        	 	(45,516)
   Decrease in other assets                        	 	2,419  	      	 	--
   Increase in accounts payable 	                 	 293,868      	 	 	572,151
   Increase (decrease) in accrued expenses      	 	 451,307         	(132,797)
   Decrease in other long-term liabilities 	       	 (3,012) 	         --
                                               -------------     -------------
          Total adjustments 	 	                   1,720,482  	     	 	627,444
                                               -------------     -------------
Net cash provided by (used in) operating
 activities                                     	 	(808,348)     	 	 	153,128
                                               -------------     -------------

Cash flows from investing activities:
 Purchase of equipment 	                           	(56,636) 	    	 	(172,149)
                                               -------------     -------------
Net cash used in investing activities            	 	(56,636)    	 	 	(172,149)
                                               -------------     -------------

Cash flows from financing activities:
 Proceeds from issuance of preferred stock  	 	      --        	 	 	3,000,000
 Dividends paid on preferred stock              	 	(281,750)    	 	 	(175,000)
 Repayment of long-term debt                     	 	(59,863)  	 	 	(3,156,155)
 Principal payments under capital
  lease obligations 	                             	(226,251) 	    	 	(196,660)
 Increase in short-term borrowings 	             	2,086,900    	 	 	1,303,906
 Decrease in bank overdraft                     	 	(683,337)    	 	 	(757,070)
                                               -------------     -------------
Net cash provided by financing activities 	        	835,699       	 	 	19,021
                                               -------------     -------------

Decrease in cash                                 	 	(29,285) 	 	 	    --
Cash, beginning of period                         	 	35,959        	 	 	6,739
                                               -------------     -------------
Cash, end of period 	                         $      	6,674  	 	$      	6,739
                                               =============     =============

Supplemental cash flow data
 Cash paid during the period for interest    	$    	174,547  	 	$    	165,916
                                               =============     =============

Supplemental schedule of noncash
 investing and financing activities
 Capital lease and notes payable
  obligations incurred for new
  vehicles and equipment                     	$    	212,896  	 	$     	68,033
                                               =============     =============



                 Read accompanying notes.

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements


The information presented herein as of March 31, 1997, and for the three months ended March 31, 1997 and 1996, is unaudited.
The December 31, 1996, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

1.  Summary of Significant Accounting Policies
----------------------------------------------

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

Corporate Name Change
---------------------

The Company will change its name to Transit Group, Inc. effective June 30, 1997. This name change reflects the new strategic direction of the Company as it concentrates its operations in the truckload and less-than-load motor carrier industry.

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

2. Common Stock
   ------------

The Company's Chairman, the Company's President and Chief Executive Officer, certain affiliates of the Company's Chairman and another individual subscribed to purchase approximately
3.3 million shares of restricted common stock in May 1997 for cash, cancellation of debt and assumption of debt in the amount of approximately $5.8 million. Through May 16, 1997, the Company has received cash of $1,210,000 and debt has been canceled in the amount of $650,000. The remaining payment obligations under the stock subscriptions agreements are expected to be fulfilled by June 15, 1997.

3.  Preferred Stock
    ---------------

Dividends of $148,750 payable in April 1997 on 320,000 shares of the Company's preferred stock were not paid and are in arrears.

4.  Discontinued Operations
    -----------------------

During the second and third quarters of 1996, the Company expanded its parcel shipping and delivery operations in North Carolina and commenced service throughout the state of South Carolina. The Company was not able to achieve profitable operations in either state during 1996 and in January 1997, decided to cease parcel delivery operations in both North Carolina and South Carolina as of March 31, 1997. Expenses, net of revenues, attributable to the discontinued operations in North Carolina and South Carolina from the date the decision was made to discontinue such operations through March 31, 1997 of $477,597 and a provision for incremental costs directly related to the discontinuance of such operations of $570,489 are included in the loss from discontinued operations. The loss from discontinued operations has appropriately not been reflected as an APB No. 30 disposal of a segment.

5.  Letters of Intent to Acquire Trucking Companies
    -----------------------------------------------

In May 1997, the Company executed letters of intent to acquire three privately-held trucking companies in seperate transactions. The three companies have combined annual revenues of approximately $84 million and will be purchased by the Company for cash and stock. Management believes that the aggregate value of the three transactions will be between $28 to $30 million.

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

Comments in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's business which are not historical facts are forward looking statements that involve risks and uncertainties. Amount these risks are the Company is in a highly competitive business, has a history of operating losses, and is pursuing a growth strategy that relies in part on the completion of acquisitions of companies in the trucking industry. There can be no assurance that in its highly competitive business environment, the Company will successfully improve its operating profitability or consumate such acquisitions.

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

As of March 31, 1997, the Company had raised net equity capital of $8,145,052 from private placements of restricted common shares, $10,417,489 from private placements of preferred stock, $2,715,700 from its initial public offering of November 2, 1989 and $150,000 from the sale of unrestricted common shares. When combined with cumulative operating losses since inception of $20,990,596 and $953,804 of dividends paid on preferred stock, the Company's net stockholders' deficit as of March 31, 1997 was $516,159. The Company's Chairman, the Company's President and Chief Executive Officer, certain affiliates of the Company's Chairman and another individual subscribed to purchase approximately 3.3 million shares of restricted common stock in May 1997 for cash, cancellation of debt and assumption of debt in the amount of approximately $5.8 million. Through May 16, 1997, the Company has received cash of $1,210,000 and debt has been canceled in the amount of $650,000. The remaining payment obligations under the stock subscription agreements are expected to be fulfilled by June 15, 1997.

In May 1997, the Company executed letters of intent to acquire three privately-held trucking companies in separate transactions.
The three companies have combined annual revenues of approximately

$84 million and will be purchased by the Company for cash and stock. Management believes that the aggregate value of the three transactions will be between $28 to $30 million.

As of March 31, 1997 the Company was contractually obligated to repay $6,744,939 of indebtedness to equipment lessors, banks and other secured lenders, $300,000 to holders of its convertible debentures and $150,000 to an affiliate of the Company's Chairman. In addition, the Company owed $1,998,717 to suppliers of goods and services necessary for the conduct of ongoing business including amounts represented by issued and outstanding checks, and had accrued salaries and other expenses of $1,768,472 which were unpaid at March 31, 1997.

Cash used in operations during the three months ended March 31, 1997 was $808,348 as compared to cash provided by operations for the first three months of 1996 of $153,128. The net cash used in operations resulted primarily from the net loss for the three months ended March 31, 1997. This loss was partially offset by the non-cash expenses of depreciation and amortization, an increase in accounts payable, a decrease in accounts receivable, and a decrease in accrued expenses. The Company's cash balance decreased by $29,285 during the first three months of 1997.

The Company increased its borrowings under its bank lines of credit by $2,086,900 during the first three months of 1997. The revolving credit agreement provides for interest payable monthly for advances of $1,000,000 or greater at the lower interest of the thirty day LIBOR rate plus .75% or the Bank's prime interest rate less .75% and for all other advances at the Bank's prime interest rate less .75%. The $3,250,000 revolving credit agreement is collateralized by the Company's accounts receivable and certain stock certificates pledged by the a major
shareholder.   As of March 31, 1997, the Company has borrowed
the full amount available under the line of credit.

Management's estimates that it will incur a net loss for the second quarter of 1997 with operating losses at various Florida and Georgia facilities. Cash requirements to fund operating losses and debt service are substantial. All of these factors raise the question as to whether the Company will continue to operate as a going concern. While expense containment measures such as closing the North and South Carolina parcel delivery operations have been instituted, management is nonetheless pursuing several strategies for reducing costs and raising additional resources through debt or equity transactions.

Management believes, but can offer no assurances, that it can improve operating performance and cash flows through the following measures:

*Decreasing or Eliminating Parcel Delivery Operations
in Florida and Georgia.
-----------------------------------------------------
During 1997, management plans to reduce or eliminate the losses from the Florida and Georgia parcel delivery operations by reducing the size of the parcel delivery operations to a size that can achieve profitable operations, selling the parcel delivery operations to an unrelated entity or discontinuing the parcel delivery operations.

*Establishing a New Corporate Structure to Acquire
Profitable Trucking Operations.
----------------------------------------------------
The Company intends to reorganize into a "holding company" format to be based in Atlanta, Georgia. This new corporate structure is intended to increase the Company's flexibility to pursue the acquisition and operation of profitable less-than-load (LTL) and truckload motor carriers. In May 1997, the Company executed letters of intent to acquire three privately-held trucking companies in separate transactions. The three companies have combined annual revenues of approximately $84 million and will be purchased by the Company for cash and stock. Management believes that the aggregate value of the three transactions will be between $28 to $30 million. The Company's intent is to identify and acquire additional mid-size trucking companies, primarily with annual revenues between $10 million and $100 million, that possess strong market positions, sound management and a commitment to a high level of service and quality.

*Relying on Equity Sales to or Loans from a Major Shareholder.
--------------------------------------------------------------
The Company's Chairman, the Company's President and Chief Executive Officer, certain affiliates of the Company's Chairman and another individual subscribed to purchase approximately
3.3 million shares of restricted common stock in May 1997 for cash, cancellation of debt and assumption of debt in the amount of approximately $5.8 million. Through May 16, 1997, the Company has received cash of $1,210,000 and debt has been canceled in the amount of $650,000. The remaining purchase obligations under the subscription agreements are expected to be fulfilled by June 15, 1997. Although there can be no assurances of any continued funding, management will continue to explore funding opportunities from its major shareholders.

Financial Condition
-------------------

As of March 31, 1997, the Company's working capital deficit (current liabilities less current assets) was $6,141,983, which was an increase of $2,368,224 from the $3,773,759 working capital deficit at December 31, 1996. Total current assets of $2,340,149 included cash of $6,674, accounts receivable of $2,013,095, prepaid insurance premiums and deposits of $59,870, inventories of tires, parts, uniforms and supplies of $173,757 and other prepaid expenses of $86,753.

Current liabilities of $8,482,132 included current obligations under leases and other lending agreements of $4,714,943, amounts owed to trade creditors of $1,998,717, including amounts represented by issued and outstanding checks, and other accrued expenses of $1,768,472.

Total assets as of March 31, 1997, decreased by $738,072 (or
6.4%) during the three months ended March 31, 1997 to $10,732,286.

Accounts receivable decreased by $357,739 (or 15.1%) during the three months ended March 31, 1997 to $2,013,095 primarily because of the decrease in revenue resulting from closing the North Carolina and South Carolina parcel delivery terminals. The number of weeks sales in outstanding receivables was 5.2 at March 31, 1997, compared to 5.1 at December 31, 1996. Other current assets of $320,380 decreased by $80,190 (or 20.0%) primarily because of a decrease in prepaid insurance premiums and prepaid expenses.

The net book value of equipment decreased by $250,769 (or 3.3%) to $7,252,465 during the three months ended March 31, 1997 as a result of depreciation of $520,301 exceeding additions of $269,532. There were no disposals during this period. The additions included $123,276 for ten new pick-up trucks and $89,623 for four new cargo vans, $7,764 for life-extending equipment repairs, $20,147 for terminal equipment and $28,722 for computers and other office equipment.

Total liabilities of $11,248,445 increased by $1,790,758 (or 18.9%) during the three months ended March 31, 1997. This resulted primarily from a increase in total bank and other debt by $2,227,037 (or 110.7%) to $4,239,056, a decrease in accounts payable by $671,219 (or 25.1%) to $1,998,717, an increase in accrued expenses by $451,307 (or 34.3%) to $1,768,472 and a decrease in obligations under capital leases of $13,355 (or 0.5%).

Capital lease obligations of $2,655,883 decreased during the three months ended March 31, 1997 as a result of $226,251 of scheduled principal payments in excess of $212,896 of new additions. The additions to capitalized leases were for five new cargo vans and 10 new pick-up trucks. Long term debt of $839,056 decreased $59,863 (or 6.7%) as a result of repayment of $59,863 of scheduled principal payments. Short-term borrowings increased by $2,086,900 to $3,400,000 (or 158.9%) as a result of an increase in the Company's utilization of its line of credit to fund operations, service debt and pay lease payments and borrowing from an affiliate of the Company's Chairman.

The Company's stockholders' equity decreased during three months ended March 31, 1997 by $2,528,830 to a deficit of $516,159 at March 31, 1997, as a result of the net loss for the period.

Results of Operations - Three months ended
March 31, 1997 versus three months ended March 31, 1996
-------------------------------------------------------

During the second and third quarters of 1996, the Company expanded its parcel shipping and delivery operations in North Carolina and commenced service throughout the state of South Carolina. The Company was not able to achieve profitable operations in either state during 1996 and in January, 1997, decided to cease parcel delivery operations in both North Carolina and South Carolina as of March 31, 1997. Expenses, net of revenues, attributable to the discontinued operations in North Carolina and South Carolina from the date the decision was made to discontinue such operations of $477,597 and a provision for incremental costs directly related to the discontinuance of such operations of $570,489 are included in the loss from discontinued operations. The loss from discontinued operations of $1,048,086 represents 41.4% of the $2,528,830 net loss for the three months ended March 31, 1997.

Revenue for the three months ended March 31, 1997 was $5,064,992 and represented a decrease of $718,679 (or 12.4%) over the revenue for the same period last year. The revenue decrease resulted from the loss of several large customers during the second and fourth quarters of 1996.

Total operating expenses (excluding interest expense) of $7,416,193 for the three months ended March 31, 1997 increased by $1,364,986 (or 22.6%) compared to the total operating expenses for the three months ended March 31, 1996. The operating ratio (total operating expenses excluding interest as a percentage of revenue), was 146.4% in the three months ended March 31, 1997 compared to 104.6% in the same period of 1996.

Operating salaries and benefits of $3,115,196 increased by $36,006 (or 1.2%) in the three months ended March 31, 1997, and were 61.5% of revenue compared to 53.2% in the same period of 1996.

Fuel costs of $404,390 in the three months ended March 31, 1997, increased $48,890 (or 13.8%) from the three months ended March 31, 1996 level and were 8.0% of revenue compared to 6.1% for the three months ended March 31, 1996. Equipment rental was $142,782 for the first three months of 1997 compared to $29,091 for the first three months of 1996 resulting in an increase in equipment rental expense of $113,691. The large increase in equipment rental expense resulted from the need to rent trucks to serve North Carolina and South Carolina. Tires and maintenance expense of $164,884 decreased by $35,130 (or
17.6%) from the 1996 level and represented 3.3% of revenue compared to 3.5% in same period of 1996. Insurance costs increased by $9,122 (or 2.5%) to $373,287 and were 7.4% of revenue in three months ended March 31, 1997 as compared to 6.3% of revenue during the three months ended March 31, 1996.

The fixed components of operating cost (depreciation and amortization, facilities and terminal expense) increased in the three months ended March 31, 1997 by $66,404 (or 7.4%). Depreciation and amortization attributable to operations of $433,528 increased by $1,579 and was 8.6% of revenue for the three months ended March 31, 1997 compared to 7.5% in the same 1996 three month period. Facilities expense (rent plus utilities) of $430,249 increased by $77,434 (or 21.9%) and was 8.5% of revenue for the three months ended March 31, 1997 versus 6.1% in same 1996 period. Terminal expense deceased by $12,609 (or 11.2%) to $100,360 which was 2.0% of revenue in both of the three month periods ended March 31, 1997 and 1996.

Purchased transportation decreased to $70,999 in the three months ended March 31, 1997, from $98,159 for the three months ended March 31, 1996. The $27,160 (or 27.7%) decrease was a result of fewer packages brought into the Company's distribution area from outside its operating area.

Selling and administrative expense of $1,084,271 was $116,748
(or 12.1%) higher than the 1996 same period level and increased as a percentage of revenue from 16.7 % in the three months ended March 31, 1996 to 21.4% in the three months ended March 31, 1997. The increase resulted primarily from increases in group health insurance, loss and damage claims and office equipment expense.

Interest expense of $177,629 decreased by $29,151 (or 14.1%) compared to the same 1996 period primarily as a result of funding capital and operating needs through the sale of preferred stock rather than through debt.

GENERAL PARCEL SERVICE, INC. AND SUBSIDIARY
Part II - Other Information

Item 3.  Defaults Upon Senior Securities

Dividends of $148,750 payable in April 1997 on 320,000 shares of the Company's preferred stock were not paid and are in arrears.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 4 - Instruments defining the Rights of Security holders

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

Exhibit 10 - Material Contracts

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

10.6  Lease Agreement governing GPS's terminal in
Tallahassee, Florida, dated December 19, 1991, between GPS and Barnett Bank of Tallahassee, (incorporated by reference from Exhibit A to Registrant's 1991 Form 10-K,
Registration No. 33-30123A).

10.7  Lease Agreement governing GPS's terminal in
Rockledge, Florida, dated October 21, 1991, between GPS and Robert Carl Cook and Sara E. Cook,
(incorporated by reference from Exhibit B to Registrant's
1991 Form 10-K, Registration No. 33-30123A).

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
in Fayetteville, North Carolina dated July 1, 1996 between GPS and Eugene and Jean G. Hair (incorporated by reference from Exhibit 10.5 to Registrant's June 30, 1996 10-QSB, Registration
No. 33-30123A).

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
Greensboro, North Carolina, dated December 31, 1995 between GPS and Koury Corporation (incorporated by reference from Exhibit
10.3 to the Registrant's 1995 Form 10-KSB, Registration No.
33-30123A).

10.29 	Purchase Agreement governing purchase by
GPS Acquisition Corp. from TE of certain assets of TE, dated
February 6, 1995 (incorporated by reference from Exhibit 10.5 to
Registrant's 1995 10-KSB, Registration No. 33-30123A).

10.30 	Security Agreement securing indebtedness
of GPS Acquisition Corp. to Stephen L. Lit and Gerianne P. Lit, dated February 6, 1995 (incorporated by reference from Exhibit
10.6 to Registrant's 1995 10-KSB, Registration No. 33-30123A).

10.31  	Resignation agreement dated December 20,
1996 between GPS, E. Hoke Smith, Jr., and T. Wayne Davis as guarantor (incorporated by reference from Exhibit 10.31 to Registrant's 1996 10-KSB, Registration No. 33-30123A).

Exhibit 11 - Statement re:  Computation of Per Share
Earnings. Page 5,  Note 1

Exhibit 27 - Financial Data Schedule


Signature
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Parcel Service, Inc.

Date:  May 19, 1997
       ------------

By:   /s/Wayne N. Nellums
     --------------------
      Wayne N. Nellums
      Vice President,
      Chief Financial Officer
      and Secretary