Form 10QSB
period 1997-06-30
TRANSIT GROUP INC
filed 1997-08-14
CIK 853532

U.S. SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549


                      FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period ended          to

           Commission File Number: 33-30123-A


                  TRANSIT GROUP, INC.
         f/k/a GENERAL PARCEL SERVICE, INC.
         ----------------------------------
(Exact name of small business issuer in its charter)


State of Florida                          59-2576629
----------------                         ------------
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

There were 13,227,780 shares of the Company's common stock outstanding as of August 13, 1997.

TRANSIT GROUP, INC.  AND SUBSIDIARY
FORM 10-QSB

INDEX
-----

PART I.	FINANCIAL INFORMATION	                     			Page Number

Item 1 - Financial Statements

		Consolidated Balance Sheets
   as of June 30, 1997 and December 31, 1996 . . . . . . . .2

		Consolidated Statements of Operations for the three
   and six months ended June 30, 1997 and 1996 . . . . . . .3

		Consolidated Statements of Cash Flows for the six months
   ended June 30, 1997 and 1996 . . . . . . . . . . . . . . 4

		Notes to Consolidated Financial Statements. . . . . . . . 5


		Item 2
		Management's Discussion and Analysis of Financial
   Condition and Results of Operations. . . . . . . . . . . 8

PART II.	OTHER INFORMATION. . . . . . . . . . . . . . . . .11

		Item 4
		Submission of Matters to a Vote of Security Holders

		Item 6
		Exhibits and Reports on Form 8-K

TRANSIT GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                       	    	June 30,        	 	 	December 31,
                                                               1997                   1996
                                                        ----------------     ----------------
                                                        	 	(Unaudited)
ASSETS

Current assets:
  Cash                                                 	$       	10,013   	 	$ 	       6,455
  Other current assets 	 	                                      274,017  	 	 	        27,231
                                                        ----------------     ----------------
         Total current assets 	                                	284,030  	 	 	        33,686
                                                        ----------------     ----------------

Long-term assets:
  Equipment, at net book value                                 	 	3,649  	 	 	         4,828
  Other assets 	                                                	51,681  	 	 	       --
  Net long-term assets from discontinued operations        	 	4,793,921 	 	 	      5,781,602
                                                        ----------------     ----------------
         Total long-term assets 	                            	4,849,251  	 	 	     5,786,430
                                                        ----------------     ----------------

         Total assets                                  	$    	5,133,281  	  	$ 	   5,820,116
                                                        ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                     	$ 	      96,322   	 	$ 	     --
  Net current liabilities from discontinued operations 	    	10,872,714  	 	 	     3,807,445
                                                        ----------------     ----------------
         Total current liabilities 	                        	10,969,036  	 	 	     3,807,445
                                                        ----------------     ----------------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 800,000 shares
    authorized,none issued and outstanding at June 30,
    1997, 420,000 issued and outstanding at
    December 31,1996, liquidation preference
    $10,500,000.                                             	 	--       	 	 	         4,200
  Common stock, $.01 par value, 30,000,000 shares
    authorized, 11,494,780 shares issued and
    outstanding at June 30, 1997 and 3,758,671
    December 31, 1996.                                      	 	 114,948  	 	 	        37,586
  Additional paid-in capital                              	 	27,688,307  	 	 	    21,386,455
  Deficit                                                	 	(33,639,010) 	 	 	   (19,415,570)
                                                         ---------------     ----------------
         Total stockholders' equity (deficit) 	 	            (5,835,755)    	      2,012,671
                                                         ---------------     ----------------
 	 	     Total liabilities and stockholders'
           equity (deficit)                             	$   	5,133,281   	 	$ 	   5,820,116
                                                         ===============     ================

  Read accompanying notes.

TRANSIT GROUP,  INC. AND  SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                               	 Three months ended June 30,      	             Six months ended June 30,
                                              ---------------------------------             ---------------------------------
                                             	 	 1997 	           	     1996 	 	               1997 	 	               1996
                                           ----------------        ----------------      ----------------       ----------------
Revenue 	                                  $       	-- 	           $ 	      -- 	          $ 	     -- 	           $ 	     --

Administrative expense                          	 	174,658            	 	   59,205  	 	          268,066  	             233,863
                                           ----------------        -----------------     ----------------       ----------------

  Loss from continuing operations	               	(174,658)             	 	(59,205) 		          (268,066) 	 	          (233,863)

Discontinued operations:
  Loss from discontinued operations 	 	         (3,678,986)            	 	(667,600)	 	        (6,114,408) 	 	        (1,082,711)

  Estimated loss on disposal including
  provision for operating losses through
  disposal date                               	 (7,455,966)              	 	-- 	 	            (7,455,966) 	 	           --
                                            ---------------         ---------------      ----------------       ----------------

Net loss 	 	                                   (11,309,610) 	            	(726,805) 	 	      (13,838,440) 		         (1,316,574)

Preferred stock dividend requirement 	 	          (192,500) 	 	            (65,624) 		          (385,000) 	 	          (159,029)
                                            ---------------         ---------------      ----------------       ----------------

Loss to common shareholders                	$ 	(11,502,110)        	$    	(792,429) 	    $   (14,223,440) 	     $  	 (1,475,603)
                                            ===============         ===============      ================       ================

Loss per common share:
   Continuing operations                    $       	(0.06) 	       $ 	      (0.03) 	    $ 	       (0.13) 	     $	        (0.10)
   Discontinued operations:
     Loss from discontinued operations            	 	(0.61)               	 	(0.18) 		             (1.25) 	 	             (0.29)
     Estimated loss on disposal 	 	                  (1.23)                	-- 	 	                 (1.52) 	 	            --
                                            ---------------         ---------------      ----------------       ----------------

         Total                             	$       	(1.90)        	$       	(0.21) 	    $ 	       (2.90) 	     $ 	       (0.39)
                                            ===============         ===============      ================       ================

Weighted average number of common
  shares outstanding 	 	                         6,047,738 	            	3,758,671 	 	         4,909,528  		          3,758,671
                                            ===============         ===============      ================        ===============

Read accompanying notes.

TRANSIT GROUP, INC. AND  SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
(Unaudited)


                                                    	 	         Six Months Ended June 30,
                                                          ------------------------------------
                                            	             	    1997 	   	 	           1996
                                                          --------------         -------------
Cash flows (used in) provided by operating activities:
  Net loss from continuing operations 	                   $   	(268,066) 	 	     $	   (233,863)
    Adjustments to reconcile net loss to cash
      (used in) provided by operating activities:
        Depreciation and amortization                          	 	1,179    	 	 	         1,110
    Changes in assets and liabilities:
      Increase in other current assets 	 	                     (246,786)	 	            (26,516)
      Increase in other assets                               	 	(51,681) 	 	 	         --
      Increase in accounts payable 	                            	96,322  	 	 	         --
                                                          --------------         --------------
          Total adjustments 	 	                                (200,966) 	 	 	         (25,406)
                                                          --------------         --------------
          Net cash used in continuing operations 	            	(469,032) 	 	 	        (259,269)
                                                          --------------         --------------
          Net cash (used in)
            discontinued operations                       	 	(2,263,764) 	 	 	         258,081
                                                          --------------         --------------
              Net cash (used in) operating activities 	     	(2,732,796) 	 	 	           1,188
                                                          --------------         --------------

Cash flows for investing activities:
  Proceeds from disposal of equipment 	 	                       198,555  	 	 	           4,500
  Purchase of equipment 	 	                                     (98,848) 	 	 	        (226,337)
                                                          --------------         --------------
               Net cash (used in) provided
                by investing activities 	 	                      99,707 	 	 	         (221,837)
                                                          --------------         --------------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock                  	 	-- 	 	 	             4,500,000
  Proceeds from issuance of common stock                   	 	6,375,014  	 	 	         --
  Dividends paid on preferred stock 	                         	(666,750) 	 	 	        (175,000)
  Repayment of long-term debt                               	 	(541,744) 	 	 	      (3,349,943)
  Conversion of debentures                                  	 	(300,000) 	 	 	         --
  Principal payments under capital lease obligations          	(492,816) 	 	 	        (341,677)
  Repayment of short-term debt                            	 	(4,258,700) 	 	 	      (2,058,689)
  Increase in short-term borrowings                        	 	2,945,600  	 	 	       2,022,378
  Decrease in bank overdraft 	 	                               (423,957) 	 		         (374,044)
                                                           -------------         --------------
               Net cash provided by financing activities 	   	2,636,647  	 	 	         223,025
                                                           -------------         --------------

Increase (decrease) in cash 	                                  	  3,558 	 	 	         --
Cash, beginning of period 	                                     	 6,455  	 	 	         --
                                                           -------------         --------------
Cash, end of period 	                                      $    	10,013  	 	     $     --
                                                           =============         ==============

Supplemental cash flow data
  Cash paid during the period for interest
    in discontinued operations 	                           $ 	  311,302  	 	     $ 	   354,699
                                                           =============         ==============

Supplemental schedule of noncash investing and
  financing activities in discontinued operations
    Capital lease and notes payable obligations
      incurred for new vehicles and equipment 	            $   	212,896  		      $ 	    68,033
                                                           =============         ==============


Read accompanying notes.

TRANSIT GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The information presented herein as of June 30, 1997, and for the three and six months ended June 30, 1997 and 1996, is unaudited. The December 31, 1996, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

1.  Basis of Presentation
-------------------------

Transit Group, Inc.'s ("the Company") consolidated balance sheet as of June 30, 1997, its consolidated statements of operations for the three and six month periods ended June 30, 1997 and its consolidated statement of cash flows for the six month period ended June 30, 1997 present the consolidated financial position, results of operations and cash flows of the Company reflecting the disposal of the parcel delivery and courier operations (see Note 4). The Company's consolidated balance sheet as of December 31, 1996, its consolidated statements of operations for the three and six month periods ended June 30, 1996 and its consolidated statement of cash flows for the six month period ended June 30, 1996 have been restated to reflect the disposal of such businesses.

2.  Summary of Significant Accounting Policies
----------------------------------------------

Management's Representation
---------------------------

The accompanying interim consolidated financial statements have been prepared by the Company in accordance and consistent with the accounting policies stated in the Company's 1996 Annual Report on Form 10-KSB and should be read in conjunction with the consolidated financial statements appearing therein. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements are reflected in the interim periods presented. Such adjustments consisted of normal recurring items except for adjustments recorded pursuant to APB 30 (see Note 4). Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the annual consolidated financial statements and notes of the Company.

Corporate Name Change
---------------------

The Company formerly known as General Parcel Service, Inc. changed its name to Transit Group, Inc. effective June 30, 1997.
 This name change reflects the new strategic direction of the Company as it concentrates its operations in the truckload motor carrier industry.

Net Loss per Common Shares
--------------------------

Net loss applicable to common shares is based on the weighted average number of shares outstanding during the periods reported. Any assumption of conversion of common stock equivalents, such as options and warrants, is anti-dilutive and has not been considered in determining net loss per share or the weighted average number of shares outstanding.

3.  Common Stock Sales
----------------------

On May 2, 1997, the Company's Chairman, the Company's President and Chief Executive Officer, certain affiliates of the Company's Chairman and another individual subscribed to purchase 3,387,187 shares of restricted common stock for cash, cancellation of debt and assumption of debt in the amount of approximately $5.9 million. In June 1997, warrants were exercised to purchase 25,000 shares of common stock for $62,500.

3.  Preferred Stock
-------------------

The holders of the Company's outstanding preferred stock elected to convert their preferred stock and accrued dividends to common stock on June 30, 1997. The Company issued 4,323,922 shares of common stock upon the conversion.

4.  Discontinued Operations
---------------------------

During the second quarter of 1997, the Company approved a plan to dispose of its parcel delivery and courier operations and has executed a letter of intent for the sale of a portion of such businesses. It is expected that substantially all property and equipment and certain capital and operating lease obligations will be assumed by the buyer. The Company anticipates that the disposal will be substantially completed as of September 1, 1997.

Revenues attributable to the discontinued businesses were $9,778,792 and $11,383,993 for the six months ended June 30, 1997 and 1996, respectively. The Company has recorded a provision for losses during the phase-out period of approximately $800,000. A tax benefit has not been provided on the losses from discontinued operations because it is more likely than not that a portion or all of the losses may not produce a tax benefit.

The loss from discontinued operations has been reflected as an APB No. 30 disposal of a segment. The December 31, 1996 consolidated balance sheet, the consolidated statements of operations for the three and six month periods ended June 30, 1996 and the consolidated statement of cash flows for the six month period ended June 30, 1996 have been restated to separately reflect the financial position, results of operations and cash flows of the discontinued parcel delivery and courier businesses.

5.  Business Combinations
-------------------------

In May 1997, the Company executed letters of intent to acquire four privately-held trucking companies in separate transactions. The four companies have combined annual revenues of approximately $100 million and are expected to be purchased by the Company for cash and stock. Management believes that the aggregate purchase price of the four transactions will be between $47 to $50 million.

On July 11, 1997, the Company consummated the first of its announced acquisitions by acquiring Carolina Pacific Distributors, Inc. ("Carolina Pacific"), a privately-held North Carolina corporation, and the business and related assets operated by the owners of Carolina Pacific. Pursuant to the Stock Purchase Agreement executed at closing (the "Agreement"), Transit Group purchased all of the outstanding capital stock of Carolina Pacific and the business and related assets operated and owned by the shareholders of Carolina Pacific for a purchase price of approximately $11.3 million consisting of $3.7 million in cash at closing, issuance of 1,733,000 shares of common stock of the Company to the shareholders of Carolina Pacific and assumption of approximately $0.6 million of debt.

Carolina Pacific, which has been in business for more than 20 years, is a truckload carrier based in Highpoint, North Carolina.

The following unaudited pro forma combined results of operations of the Company for the three and six months ended June 30, 1997 and 1996 account for the acquisition as if it had occurred on January 1, 1997 and 1996, respectively. The pro forma results give effect to the amortization of goodwill, the effects of additional interest expense and certain other adjustments.

   Unaudited Pro Forma Combined Results of Operations
For the Three and Six Months Ended June 30, 1997 and 1996
---------------------------------------------------------
                                                	 Three months ended June 30, 	               Six months ended June 30,
                                             -------------------------------------       -----------------------------------
                                       	 	 	 	   1997	 	                 1996 	 	            1997 	 	              1996
                                           ----------------        ----------------    ----------------     -----------------
 	Revenues 	                               $ 	   3,178,870  	      $ 	   3,776,590  	  $ 	   6,222,397  	   $	     7,464,568

 	Income (loss) from continuing operations     	 	(143,397) 	             	(46,818) 	 	         65,704  	 	           16,449

 	Discontinued operations:
	   Loss from discontinued operations 	 	       (3,678,896) 		            (667,600) 	 	     (6,114,408) 	 	       (1,082,711)

    Estimated loss on disposal including
    provision for operating losses through
	   disposal date 	                            	(7,455,966)              	 	-- 	 	          (7,455,966) 	 	          --
                                            ---------------        ----------------     ---------------     -----------------

 	Net loss 	                                  	(11,278,259)            	 	(714,418) 	 	    (13,504,670) 		        (1,066,262)

 	Preferred stock dividend requirement 	 	        (192,500) 	 	            (65,624)	 	        (385,000) 	 	         (159,029)
                                            ---------------        ----------------     ---------------     -----------------

 	Loss to common shareholders 	             $ 	(11,470,759) 	      $ 	    (780,042) 	   $  (13,889,670) 	   $ 	   (1,225,291)
                                            ===============        ================     ===============     =================

 	Loss per common share:
	   Continuing operations 	                 $ 	      (0.04) 	      $ 	       (0.02) 	   $ 	      (0.05) 	   $	         (0.02)
	   Discontinued operations:
      Loss from discontinued operations 	 	          (0.47) 	 	              (0.12) 		           (0.92) 	 	            (0.20)
      Estimated loss on disposal 	 	                 (0.96) 	 	             -- 	 	               (1.12) 		           --
                                            ---------------        ----------------     ---------------     -----------------

 	         Total 	                          $ 	      (1.47) 	      $ 	       (0.14) 	   $ 	      (2.09) 	   $ 	        (0.22)
                                            ===============        ================     ===============     =================

 	Weighted average number of shares 	 	          7,780,738  	 	          5,491,671 		        6,642,528  	 	        5,491,671
                                            ===============        ================     ===============     =================

The above pro forma statements do not purport to be indicative of the results of operations which would have occurred had the acquisition been made on January 1, 1997 or 1996.

TRANSIT GROUP, INC. AND SUBSIDIARY
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements including the footnotes and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere herein. Historical results of operations and the percentage relationships among any amounts included in the Consolidated Statements of Operations, and any trends which may appear to be inferable therefrom, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

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

The following discussion and analysis reflect the Company's financial position, results of operations and cash flows as restated to reflect the disposal of the parcel delivery and courier operations in accordance with APB No. 30.

Liquidity and Capital Resources
-------------------------------

The Company has incurred substantial operating losses and cash flow deficits since inception. From September 1985 through June 30, 1997, the Company had accumulated a deficit from operating losses of $32,300,206. As of June 30, 1997, the Company had raised $27,803,255 from (i) private placements of preferred stock, (ii) its initial public offering of November 2, 1989 and
(iii) the sale of restricted and unrestricted common shares and has paid dividends on its preferred stock of approximately $1,338,804. As a result of equity placements, dividends on preferred stock and cumulative losses, the stockholders' deficit as of June 30, 1997, was $5,835,755.

In May 1997, the Company executed letters of intent to acquire four privately-held trucking companies in separate transactions. On July 11, 1997, the Company purchased Carolina Pacific Distributors, Inc. ("Carolina Pacific") and the business and related assets operated by the owners of Carolina Pacific
(see Note 5). The three remaining companies have combined annual revenues of approximately $90 million and are expected to be purchased by the Company for cash and stock. Management believes that the aggregate purchase price of the three transactions will be between $36 to $39 million.

Management believes, but can offer no assurances, that it can improve operating performance and cash flows through the following measures:

Eliminating Parcel Delivery  and Courier Operations.
----------------------------------------------------
Management has entered into a letter of intent to sell the
unprofitable	 parcel delivery operations to Western Parcel
Express and expects this sale to close in September 1997.
Management is currently negotiating for the sale of the courier operation and expects to complete this sale in September
1997.

Acquiring Profitable Trucking Operations.
-----------------------------------------
The Company has reorganized into a "holding company" format based in Atlanta, Georgia. This new corporate structure is intended to increase the Company's flexibility to pursue the acquisition and operation of profitable truckload motor carriers. The
Company's intent is to continue to identify and acquire additional mid-size trucking companies, primarily with annual revenues between $10 million and $100 million, that possess strong market positions, sound management and a commitment to a high level of service and quality.

Relying on Equity Sales to or Loans from Major Shareholders.
------------------------------------------------------------
The Company's Chairman, the Company's President and Chief Executive Officer, certain affiliates of the Company's Chairman and another individual subscribed to purchase approximately
3.4 million shares of restricted common stock in May 1997 for cash, cancellation of debt and assumption of debt in the amount of approximately $5.9 million. In July 1997, the Company's Chairman loaned the Company $4 million to consummate the acquisition of Carolina Pacific Distributors, Inc.

Obtaining Bank Financing.
-------------------------
Management is negotiating new lines
of bank financing to provide working capital financing and financing for acquisition of additional truckload motor carriers.

Financial Condition
-------------------

As of June 30, 1997, the Company has treated its parcel delivery operations and courier operations as discontinued operations.
The Company's outstanding vehicle and equipment indebtedness and certain operating leases will either be assumed by the companies purchasing the operations or will be paid with proceeds from the sale.

Results of Operations - Three and six months ended
June 30, 1997 versus three and six months ended June 30, 1996
-------------------------------------------------------------

At June 30, 1997, the Company had no revenues from continuing operations. The Company plans to satisfy its cash requirements for the next 12 months through revenues generated by companies acquired by the Company, such as Carolina Pacific, or companies to be acquired by the Company. The Company is negotiating new lines of bank financing to provide working capital. If necessary, the Company will raise additional capital through the issuance of restricted stock. Revenues from continuing operations commenced on July 11, 1997 with the purchase of Carolina Pacific and are expected to increase with the anticipated acquisition of the three additional companies with which it has executed letters of intent.

The Company incurred corporate administration expenses for the three months ended June 30, 1997 of $174,658 as compared to $59,205 for the three months ended June 30, 1996. For the six months ended June 30, 1997, the Company incurred administration expenses of $268,066 as compared to $233,863 for the six months ended June 30, 1996. These increases are attributable the reorganization to a holding company format and the opening of new corporate office in Atlanta.

During the second quarter of 1997, the Company approved a plan to dispose of its parcel delivery and courier operations and has executed a letter of intent with Western Parcel Express for the sale of a portion of such businesses. It is expected that substantially all property and equipment and certain capital and operating lease obligations will be assumed by the buyer.  The
Company anticipates that the disposal will be substantially completed in September 1997.

Revenues attributable to the discontinued businesses were $9,778,792 and $11,383,993 for the six months ended June 30, 1997 and 1996, respectively. The Company has recorded a provision for losses during the phase-out period of approximately $800,000. A tax benefit has not been provided on the losses from discontinued operations because it is more likely than not that a portion or all of the losses may not produce a tax benefit.

TRANSIT GROUP, INC. AND SUBSIDIARY
Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

	At its Annual Meeting on June 26, 1997, the Company's
Shareholders:

a) ratified by a vote of 3,475,054 for, 11,100 against and 100 abstaining, the appointment by the Board of Directors of Price
Waterhouse LLP as independent accountants for the fiscal year ending December 31, 1997, and

b) elected by a vote of 3,468,054 for and 19,055 withheld, the following four directors:

 T. Wayne Davis	Chairman of the Board	of Directors

	Philip A. Belyew	Director, President and
   Chief Executive Officer

	Derek E. Dewan 	Director

	John B. Ellis		Director


Item 6 - Exhibits and Reports on Form 8-K

	Reports on Form 8-K:

The Company filed a Form 8-K dated July 11, 1997 reporting that
The Company's Chairman, its President and Chief Executive Officer, certain affiliates of the Company's Chairman and other persons subscribed to purchase approximately 3.4 million shares of restricted common stock in May 1997 for cash, cancellation of debt and assumption of debt in the amount of approximately $5.9 million.

The Company filed a Form 8-K dated July 11, 1997 reporting that it had consummated the acquisition of Carolina Pacific Distributors, Inc. ("Carolina Pacific"), a North Carolina corporation and the business and related assets operated by the owners of Carolina Pacific.
Pursuant to the Stock Purchase Agreement executed at closing
(the "Agreement"), Transit Group purchased all of the outstanding capital stock of Carolina Pacific and the business and related assets operated and owned by the shareholders of Carolina Pacific for a purchase price of approximately $ 11.3 million. The purchase price was paid with the payment of $3.7 million in cash at closing, the issuance of 1,733,000 shares of common stock of Transit Group to the shareholders of Carolina Pacific and assumption of debt of approximately $0.6 million.

	Exhibits:

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

10.10 Lease Agreement governing GPS's terminal in Fort
Myers, Florida, dated  February 25, 1993, 	between
GPS and C.S.L. & G. Development, Ltd. (incorporated by reference from Exhibit D to Registrant's 1992 10-KSB,
Registration No. 33-30123A).

10.11 Lease Agreement governing GPS's terminal in Medley,
Florida, dated March 16, 1993, between GPS and
Gran Central Corporation (incorporated by reference from Exhibit
E to Registrant's 1992 10-KSB, Registration No.
33-30123A).

10.12 Employment Agreement between the Company and Gayle
Smith, dated April 5, 1993, (incorporated by reference from
Exhibit A to Registrant's 1993 10-KSB, Registration No
33-30123A).

10.13 Lease Agreement governing GPS's terminal in College
Park, Georgia. dated August 23, 1993, between GPS and
General Cinema Beverages of Georgia, Inc. (incorporated by reference from Exhibit E to the Registrant's 1993 Form 10-KSB,
Registration No. 33-30123A).

10.14 Lease Agreement governing
GPS's terminal in Tifton, Georgia, dated October 7, 1993, between GPS and National Foods, Inc. (incorporated by reference from Exhibit G to Registrant's 1993 10-KSB, Registration No.
33-30123A).

10.15 	Lease agreement governing GPS's terminal
in Milton, Florida, dated June 30, 1994,  between GPS and Scott
Steel, Inc. (incorporated by reference from Exhibit B to
Registrant's 1994 10-KSB, Registration No. 33-30123A)

10.16 	Lease agreement governing GPS's terminal
in Greensboro, North Carolina, dated December 31, 1995, between GPS and Koury Corporation, (incorporated by reference from Exhibit 10.3 to Registrant's 1995 10-KSB, Registration
No. 33-30123A).

10.17 	Lease Agreement governing GPS's terminal
in Columbia, South Carolina dated May 31, 1996 between GPS and
Angoria Columbia Enterprises. (incorporated by reference from
Exhibit 10.1 to Registrant's June 30, 1996 10-QSB, Registration
No. 33-30123A).

10.18 	Assignment of Lease Agreement governing
GPS's terminal in Greensboro, North Carolina dated June 13, 1996 between GPS, ABF Freight System, Inc., Bob G. Gibson and Defco
Company (incorporated by reference from Exhibit 10.2 to Registrant's June 30, 1996 10-QSB, Registration No. 33-30123A).

10.19 	Lease Agreement governing GPS's terminal
in Asheville, North Carolina dated July 8, 1996 between GPS and
J. C. Swicegood, Jr. (incorporated by  reference from Exhibit
10.4 to Registrant's June 30, 1996 10-QSB,  Registration No.
33-30123A).

10.20 	Lease Agreement governing GPS's terminal
in Charlotte, North Carolina dated July 30, 1996 between GPS and
Lincoln National Life Insurance Company (incorporated by reference from Exhibit 10.7 to Registrant's June 30, 1996
10-QSB, Registration No. 33-30123A).

10.21 	Lease Agreement governing GPS's terminal
in Charleston, South Carolina dated July 9, 1996 between GPS and
J. P. Gaillard, ET AL. (incorporated by reference from Exhibit
10.8 to Registrant's June 30, 1996 10-QSB, Registration No.
33-30123A).

10.22 	Lease Agreement governing GPS's terminal
in Tampa, Florida dated November 30, 1994 and amended on January 26, 1996 and February 19, 1996 between GPS and Scott Steel, Inc. (incorporated by reference from Exhibit 10.1 to Registrant's September 30, 1996 10-QSB, Registration No. 33-30123A).

10.23 	Purchase Agreement governing purchase by
GPS Acquisition Corp. from Transit Express of Charlotte, Inc. of certain assets, dated February 6, 1995 (incorporated by reference from Exhibit 10.5 to Registrant's 1995 10-KSB,
Registration No. 33-30123A).

10.24  	Resignation agreement dated December 20,
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

Transit Group, Inc.

Date:  August 14, 1997

By:   /s/Wayne N. Nellums
  ------------------------
      Wayne N. Nellums
      Vice President,
      Chief Financial Officer
      and Secretary