Form 10-Q
period 1997-09-30
TRANSIT GROUP INC
filed 1997-11-14
CIK 853532

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended    September 30, 1997

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



       2859 Paces Ferry, Suite 1740,  Atlanta, Georgia 30039
             (Address of principal executive offices)


                          (770) 444-0240
                    (Issuer's telephone number)


Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 19,018,811 shares of the Company's common stock outstanding as of November 13, 1997.

               TRANSIT GROUP, INC. AND SUBSIDIARIES

                            FORM 10-QSB

                               INDEX

PART I.   FINANCIAL INFORMATION                        Page Number

          Item 1 - Financial Statements

          Consolidated Balance Sheets
             as of September 30, 1997 and
             December 31, 1996 . . . . . . . . . . . . . . .2

          Consolidated Statements of Operations
             for the three and nine months ended
             September 30, 1997 and 1996 . . . . . . . . . .3

          Consolidated Statements of Cash Flows
             for the nine months ended September 30,
             1997 and 1996 . . . . . . . . . . . . . . . . .4

          Notes to Consolidated Financial Statements . . . .5

          Item 2
          Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations  . . . . . . . . . . . . . . . . . .8

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . 11

          Item 6
          Exhibits and Reports on Form 8-K

               TRANSIT GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                         September 30,  December 31,
                                              1997          1996
                                          (Unaudited)
                 ASSETS
Current assets:
  Cash                                   $    834,361   $       6,455
  Accounts receivable, net of
    allowance of $195,339                   9,883,937        --
  Current portion of deferred taxes           367,930        --
  Other current assets                      2,468,811          27,231
                                         ------------    ------------
      Total current assets                 13,555,039          33,686

Long-term assets:
  Equipment, at net book value             24,416,747           4,828
  Goodwill                                 35,319,884         --
  Other assets                              1,282,979         --
  Net long-term assets from discontinued
    operations                              4,845,653       5,781,602
                                         ------------    ------------
      Total long-term assets               65,865,263       5,786,430
                                         ------------    ------------
        Total assets                     $ 79,420,302    $  5,820,116
                                         ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short term borrowings                  $  9,073,587    $     --
  Current maturities of debt                1,846,790          --
  Current portion of capitalized leases     6,106,930          --
  Accounts payable                          3,789,423          --
  Accrued expense                           4,988,178          --
  Net current liabilities from
    discontinued operations                11,723,341       3,807,445
  Other current liabilities                    35,983          --
                                         ------------    ------------
      Total current liabilities            37,564,232       3,807,445

Long-term liabilities
  Long-term debt                            5,488,318          --
  Long-term obligations under capital
     leases                                11,302,376          --
  Long-term deferred taxes payable            922,523          --
                                         ------------    ------------
      Total long-term liabilities          17,713,217          --
                                         ------------    ------------
         Total liabilities                 55,277,449       3,807,445
                                         ------------    ------------
Common stock issued subject to
  put arrangements                          8,100,000          --
                                         ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value,
    800,000 shares authorized, none
    issued and outstanding at
    September 30, 1997, 420,000 issued
    and outstanding at December 31, 1996,      --               4,200
  Common stock, $.01 par value,
    30,000,000 shares authorized,
    11,494,780 shares issued and
    outstanding at September 30, 1997,
    and 3,758,671 at December 31, 1996.       190,184          37,586
  Additional paid-in capital               49,479,521      21,386,455
  Deficit                                 (33,626,852)    (19,415,570)
                                         ------------    ------------
      Total stockholders' equity           16,042,853       2,012,671
                                         ------------    ------------
        Total liabilities and
          stockholders' equity           $ 79,420,302   $  5,820,116
                                         =============   =============

                      Read accompanying notes.

               TRANSIT GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                       Three months ended September 30,    Nine months ended September 30,
                                            1997             1996                1997          1996

Revenues
Freight and transportation revenue      $  10,859,233    $     --          $  10,859,233    $     --
Other income                                  --               --                --               --
                                        -------------    ------------      -------------     ------------
   Total revenues                          10,859,233          --             10,859,233          --
                                        -------------    ------------      -------------     ------------

Expenses
Purchased transportation                    4,142,025          --              4,142,025          --
Salaries, wages and benefits                2,547,342          --              2,547,342          --
Fuel                                        1,062,043          --              1,062,043          --
Operating supplies and expenses             1,137,956          --              1,137,956          --
Insurance                                     261,500          --                261,500          --
Depreciation and amortization expense         816,188          --                816,188          --
General and administrative expense            422,922           47,077           690,988          280,940
                                        -------------    -------------     -------------     ------------
     Total operating expense               10,389,976           47,077        10,658,042          280,940
                                        -------------    -------------     -------------     ------------
Operating income                              469,257          (47,077)          201,191         (280,940)

Interest expense                              414,269          --                414,269          --
                                        -------------    -------------     -------------     ------------
Earnings from continuing operations
   before income taxes                         54,988          (47,077)        (213,078)        (280,940)

Income taxes attributable to
   continuing operations                       42,830          --                 42,830          --
                                        -------------    -------------     -------------     ------------
   Income from continuing operations           12,158          (47,077)         (255,908)        (280,940)

Discontinued operations:
  Loss from discontinued operations           --            (1,463,979)       (6,114,408)      (2,546,693)

  Estimated loss on disposal including
  provision for operating losses
  through disposal date                       --               --             (7,455,966)          --
                                        -------------    -------------     -------------     ------------
  Net income (loss)                            12,158       (1,511,056)      (13,826,282)      (2,827,633)

Preferred stock dividend requirement          --              (122,500)         (385,000)        (281,529)
                                        -------------    -------------     -------------     ------------
Income (loss) to common shareholders    $      12,158    $  (1,633,556)    $ (14,211,282)    $ (3,109,162)
                                        =============    =============     =============     ============

Income (loss) per common share -- basic
    and diluted
  Continuing operations                 $        0.00    $       (0.05)    $       (0.08)    $      (0.15)
  Discontinued operations:
    Loss from discontinued operations            0.00            (0.39)            (0.73)           (0.68)
    Estimated loss on disposal                   0.00             0.00             (0.89)            0.00
                                        -------------    -------------     -------------     ------------
      Total                             $        0.00    $       (0.44)    $       (1.70)    $      (0.83)
                                        =============    =============     =============     ============
Weighted average number of common
  shares outstanding - basic               15,239,087        3,758,671         8,359,543        3,758,671
                                           ==========       ==========        ==========       ==========
Weighted average number of common
  shares outstanding - diluted             16,938,571        3,758,671         8,359.543        3,758,671
                                           ==========       ==========        ==========       ==========

                     Read accompanying notes.

               TRANSIT GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Increase (Decrease) in Cash
                            (Unaudited)

                                           Nine months ended September 30,
                                                1997            1996

Cash flows (used in) provided by operating
    activities:
  Net loss from continuing operations      $    (255,908)    $    (280,940)
    Adjustments to reconcile net loss to
     cash (used in) provided by operating
     activities:
       Depreciation and amortization             816,188             1,665
    Changes in assets and liabilities:
      Decrease in accounts receivable            633,883           --
      Decrease in other current assets          (309,336)          --
      Increase in other assets                    (6,733)          --
      Decrease in accounts payable              (602,275)          --
      Increase in deferred taxes                 142,184           --
      Increase in accrued expenses               338,946           --
                                           -------------     -------------
        Total adjustments                      1,012,857             1,665
                                           -------------     -------------
        Net cash (used in) provided by
          continuing operations                  756,949          (279,275)
        Net cash (used in) discontinued
          operations                          (3,020,194)         (287,080)
                                           -------------     -------------
          Net cash (used in) operating
            activities                        (2,263,245)         (566,355)
                                           -------------     -------------

Cash flows for investing activities:
  Business acquisition                        (3,897,691)          --
  Proceeds from disposal of equipment            220,043             4,500
  Purchase of equipment                         (232,337)         (506,759)
                                           -------------     -------------
         Net cash used in investing
           activities                         (3,909,982)         (502,259)
                                           -------------     -------------

Cash flows from financing activities:
  Proceeds from issuance of preferred
    stock                                         --             6,000,000
  Proceeds from issuance of common stock       6,075,014            --
  Dividends paid on preferred stock             (666,750)         (243,300)
  Repayment of long-term debt                   (842,108)       (3,449,226)
  Principal payments under capital lease
    obligations                               (1,672,362)         (558,597)
  Repayment of short-term debt                  (212,631)       (3,000,000)
  Increase in short-term borrowings            4,999,356         3,080,689
  Decrease in bank overdraft                    (679,383)         (759,458)
                                           -------------     -------------
        Net cash provided by financing
          activities                           7,001,136         1,070,108
                                           -------------     -------------

Increase in cash                                 806,540             1,494
Cash, beginning of period                          6,455             6,739
                                           -------------     -------------
Cash, end of period                        $     834,361     $       8,233
                                           =============     =============

Supplemental cash flow data
  Cash paid during the period for interest
    in discontinued operations             $     446,914     $     487,434
                                           =============     =============

  Cash paid during the period for
    interest in continued operations       $     414,269     $       --
                                           =============     =============

  Supplemental schedule of noncash
    investing and financing activities
    in discontinued operations
      Capital lease and notes payable
        obligations incurred for
        new vehicles and equipment         $     212,896     $       68,033
                                           =============     ==============



                     Read accompanying notes.

               TRANSIT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements


The information presented herein as of September 30, 1997, and for the three and nine months ended September 30, 1997 and 1996 is unaudited. The December 31, 1996, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

1.  Basis of Presentation
-------------------------

The Company's consolidated balance sheet as of September 30, 1997, it's consolidated statements of operations for the three and nine month periods ended September 30, 1997 and it's consolidated statement of cash flows for the nine month period ended September 30, 1997 present the consolidated financial position, results of operations and cash flows of the Company reflecting the disposal of the parcel delivery and courier operations (see Note 4) and the acquisition of four truckload carriers (see Note 5).

These September 30, 1997 financial statements include the consolidated balance sheets of Transit Group, Inc. ("Transit Group" or the "Company") and its four acquired subsidiaries, Carolina Pacific Distributors, Inc. ("Carolina Pacific"), Capitol Warehouse, Inc. ("Capitol Warehouse"), Service Express, Inc. ("Service Express") and Carroll Fulmer Group, Inc. ("Carroll Fulmer") at September 30, 1997 and the results of operations and cash flows for the following periods:

     Company                       Periods Included
     -------                       ----------------
Carolina Pacific           July 12, through September 30, 1997
Capitol Warehouse          August 16, through September 30, 1997
Service Express            August 16, through September 30, 1997
Carroll Fulmer             August 30, through September 30, 1997

The Company's consolidated balance sheet as of December 31, 1996, it's consolidated statements of operations for the three and nine month periods ended September 30, 1996 and it's consolidated statement of cash flows for the nine month period ended September 30, 1996 have been restated to reflect the disposal of such businesses.


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

The consolidated financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the annual consolidated financial statements and notes of Transit Group.

Corporate Name Change
---------------------
The Company formerly known as General Parcel Service, Inc. changed it's name to Transit Group, Inc. effective June 30, 1997. This name change reflects the new strategic direction of the Company as it concentrates it's operations in the truckload motor carrier industry.


3.  Common Stock Sales
----------------------

On May 2, 1997, the Company's Chairman, the Company's President and Chief Executive Officer, certain affiliates of the Company's Chairman and another individual subscribed to purchase 3,387,187 shares of restricted common stock for cash, cancellation of debt and assumption of debt in the amount of approximately $5.9 million. In July 1997, warrants were exercised to purchase 25,000 shares of common stock for $62,500.

3.  Preferred Stock
-------------------

The holders of the Company's outstanding preferred stock elected to convert their preferred stock and accrued dividends to common stock on June 30, 1997. The Company issued 4,323,922 shares of common stock upon the conversion.

4.  Discontinued Operations
---------------------------

During the second quarter of 1997, the Company approved a plan to dispose of it's parcel delivery and courier operations and has executed a contract for the sale of the parcel delivery business to a company controlled by Transit Group's Chairman. The sale contract is effective as of September 30, 1997 and administration and legal work is progressing to transfer all the parcel delivery assets to the purchaser. Under the contract, the buyer will assume the net liabilities related to the parcel delivery operations as part of the transaction and will receive shares of the Company's common stock.

Revenues attributable to the discontinued businesses were $14.7 million and $17.2 million for the nine months ended September 30, 1997 and 1996, respectively. The Company has recorded a provision for losses during the phase-out period of approximately $800,000. A tax benefit has not been provided on the losses from discontinued operations because it is more likely than not that a portion or all of the losses may not produce a tax benefit.

The loss from discontinued operations has been reflected as an APB No. 30 disposal of a segment. The December 31, 1996 consolidated balance sheet, the consolidated statements of operations for the three and nine month periods ended September 30, 1996 and the consolidated statement of cash flows for the nine month period ended September 30, 1996 have been restated to separately reflect the financial position, results of operations and cash flows of the discontinued parcel delivery and courier businesses.

5.  Business Combinations
-------------------------

In May 1997, the Company executed letters of intent to acquire four privately-held trucking companies in separate transactions. The four companies have combined annual revenues of approximately $100 million and were purchased by the Company during the third quarter of 1997 for cash and stock.

On July 11, 1997, the Company consummated the first of its announced acquisitions by acquiring Carolina Pacific, a privately-held North Carolina corporation, and the business and related assets operated by the owners of Carolina Pacific. Pursuant to the Stock Purchase Agreement executed at closing, Transit Group purchased all of the outstanding capital stock of Carolina Pacific and the business and related assets operated and owned by the shareholders of Carolina Pacific for a purchase price of approximately $10.8 million consisting of $3.7 million in cash at closing, issuance of 1,733,000 shares of common stock of the Company to the shareholders of Carolina Pacific and assumption of approximately $0.6 million of debt.

Carolina Pacific, which has been in business for more than 20 years, is a truckload carrier based in Highpoint, North Carolina.

On August 15, 1997, Transit Group consummated the acquisition of Service Express, an Alabama corporation. Pursuant to the Agreement and Plan of Reorganization executed at closing, a wholly-owned Alabama subsidiary of Transit Group was merged with and into Service Express in a reverse triangular merger, with Service Express remaining as the surviving corporation of the merger. Upon consummation of the merger, all of the outstanding common stock of Service Express was converted into 903,226 shares of Transit Group common stock.

In addition, on August 15, 1997, Transit Group consummated the
acquisition of Capitol Warehouse, a Kentucky corporation.   Pursuant
to the Agreement and Plan of Reorganization executed at closing, a wholly-owned Kentucky subsidiary of Transit Group was merged with and into Capitol Warehouse in a reverse triangular merger, with Capitol Warehouse remaining as the surviving corporation of the merger. Upon consummation of the merger, all of the outstanding common stock of Capitol Warehouse was converted into 641,283 shares of Transit Group common stock.

Service Express and Capitol Warehouse are truckload carriers based in Tuscaloosa, Alabama and Louisville, Kentucky, respectively.

On August 29, 1997, Transit Group consummated the acquisition of Carroll Fulmer, a Florida corporation. Pursuant to the Agreement and Plan of Reorganization executed at closing, Carroll Fulmer merged with and into Transit Group Sub., Inc., a wholly-owned Florida subsidiary of Transit Group (the "Subsidiary"), in a forward triangular merger, with the Subsidiary remaining as the surviving corporation of the merger. Upon consummation of the merger, all of the outstanding common stock of Carroll Fulmer was converted into 4,166,666 shares of Transit Group common stock, and the Subsidiary's name was changed to Carroll Fulmer Group, Inc.

Carroll Fulmer is a truckload carrier based in Groveland, Florida.

The following unaudited pro forma combined results of operations of the Company for the three and nine months ended September 30, 1997 and 1996 account for all four acquisitions as if they had occurred on January 1, 1997 and 1996, respectively. The pro forma results give effect to the amortization of goodwill, the effects of additional interest expense and certain other adjustments.

        Unaudited Pro Forma Combined Results of Operations
  For the Three and Nine Months Ended September 30, 1997 and 1996

                                     Three months ended            Nine months ended
                                        September 30,                 September 30,

                                       1997         1996            1997           1996


Revenues                         $ 25,164,817   $ 19,006,572   $  80,230,494    $ 64,428,492

Income (loss) from
  continuing operations               (61,159)      (218,795)       (255,908)       (794,640)

Discontinued operations:
  Loss from discontinued
    operations                          --        (1,463,979)     (6,114,408)     (2,546,693)

  Estimated loss on disposal
    including provision for
    operating losses through
    disposal date                       --             --         (7,455,966)        --
                                 ------------   ------------    ------------    ------------

Net loss                              (61,159)    (1,682,774)    (13,826,282)     (3,341,333)

Preferred stock dividend
  requirement                           --          (122,500)       (385,000)       (281,529)
                                 ------------    ------------    -----------    ------------

Loss to common shareholders      $    (61,159)  $ (1,805,274)   $(14,211,282)   $ (3,622,862)

Loss per common share -- basic
     and diluted:
  Continuing operations          $      (0.00)  $      (0.03)   $      (0.04)   $      (0.09)
  Discontinued operations:
    Loss from discontinued
      operations                        (0.00)         (0.16)          (0.42)          (0.23)
    Estimated loss on disposal          (0.00)         (0.00)          (0.51)           --
                                 ------------    ------------   ------------    ------------
       Total                     $      (0.00)   $     (0.16)   $      (0.97)   $      (0.32)
                                 ============    ============   ============    ============

Weighted average number of
  shares -- basic                  19,018,145      11,202,180      14,651,275     11,202,180
                                   ==========      ==========      ==========     ==========
Weighted average number of
  shares -- diluted                20,717,629      11,202,180      14,651,275     11,202,180
                                   ==========      ==========      ==========     ==========

The above pro forma statements do not purport to be indicative of the results of operations which would have occurred had the acquisitions been made on January 1, 1997 or 1996.

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

Liquidity and Capital Resources
-------------------------------
The Company has incurred substantial operating losses and cash flow deficits since inception. From September 1985 through September 30, 1997, the Company had accumulated a deficit from operating losses of $32,288,048. As of September 30, 1997, the Company had raised $57,769,705 from (i) private placements of preferred stock, (ii) its initial public offering of November 2, 1989, (iii) the sale of restricted and unrestricted common shares and has paid dividends on its preferred stock of approximately $1,338,804 and (iv) stock issued in connection with the acquisition of the four truckload carriers. As a result of equity placements, dividends on preferred stock and cumulative losses, the stockholders' equity as of September 30, 1997, was $16,042,853, and common stock issued subject to put arrangements was $8,100,000.

Management believes, but can offer no assurances, that it can improve operating performance and cash flows through the following measures:

Eliminating Parcel Delivery and Courier Operations.
   Management has entered into a contract to sell it's unprofitable parcel delivery operations to a company controlled by its Chairman and expects this sale to close in December 1997 with an effective date of September 30, 1997. Management is currently negotiating for the sale of it's courier operations and expects to complete this sale by December 31, 1997.

Acquiring Profitable Trucking Operations.
   The Company has reorganized into a "holding company" format based in Atlanta, Georgia. This new corporate structure is intended to increase the Company's flexibility to pursue the acquisition and operation of profitable truckload motor carriers. The Company's intent is to continue to identify and acquire additional mid-size trucking companies, primarily with annual revenues between $10 million and $100 million, that possess strong market positions, sound management and a commitment to a high level of service and quality.
   The Company has completed the acquisition of four companies at September 30, 1997 and is pursuing additional accounts.


Relying on Equity Sales to or Loans from Major Shareholders.
   In July 1997, an affiliate of the Company's Chairman loaned the Company $4 million to consummate the acquisition of Carolina Pacific Distributors, Inc. During August, September and October of 1997, the affiliate loaned the Company an additional $2,600,000 to fund the continuing operations of the parcel delivery and courier operations and fund certain expenses associated with the acquisition of the truckload companies. The $2,600,000 is expected to be assumed by the purchaser of the parcel delivery operations.

Obtaining Bank Financing.
   Management is negotiating new lines of bank financing to provide working capital financing and financing for acquisition of additional
   truckload motor carriers.   Management has received a $20 million
   commitment from a bank to make available to Capital Warehouse, Carroll Fulmer, Service Express and Carolina Pacific an asset based line of credit secured by accounts receivable and other intangible assets. The Company expects this line of credit to be closed by the end of 1997.

In connection with the acquisition of three of the truckload carriers completed during the third quarter of 1997, the Company granted selling shareholders the option to put a portion of the shares which they received in exchange for selling their business to the Company. The amount of the puts issued by the Company aggregates approximately $8.1 million. Of this $8.1 million, options in the amounts of $4.6 million are exercisable before August 29, 1998 when an additional $3.5 million become exercisable. The put options expire in the amounts of $2.1 million at August 15, 1998 and $6.0 million at August 29, 2003.

Holders of options to put $6.0 million of stock at $3.60 per share may require either the Company to redeem the stock or a major shareholder of the Company to acquire the stock. Holders of options to put $1.8 million of stock at $3.875 per share and $0.3 million at $6.75 per share have the right to put the stock to the Company with a guarantee from a major shareholder.

Through November 10, 1997, the Company has received notification that puts in the amount of approximately $2,200,000 will be exercised within the next 60 days for stock at amounts ranging from $3.60 to $6.75 per share. The Company is seeking investors to purchase the stock from the shareholders. To the extent that the Company is not successful in obtaining investors to purchase the stock, the Company will be required to fund the cash required to meet its obligations under the put through borrowing such funds, drawing down on bank lines which may be available to its subsidiaries or to call upon a major shareholder to purchase the stock under such shareholder's obligations and guarantees associated with the acquisition contracts. The Company has arranged for the purchase by third parties of approximately $450,000 of the $2,200,000.

Financial Condition
-------------------
As of June 30, 1997, the Company treated it's parcel delivery operations and courier operations as discontinued operations. The Company's outstanding vehicle and equipment indebtedness, operating leases, and most remaining liablities (other than $4.0 million in debt to a related shareholder) will be assumed by the companies purchasing the operations.


Results of Operations - Three months ended
September 30, 1997 versus three months ended September 30, 1996
---------------------------------------------------------------
At June 30, 1997, the Company had no revenues from continuing operations. Such revenues commenced on July 11, 1997 with the purchase of Carolina Pacific Distributors, Inc. and continued to increase with the acquisitions of the three additional companies with which it had executed letters of intent.

The following table sets forth items in the Consolidated Statement of Operations for the three months ended September 30, 1997 as a percentage of operating revenue. Because the truckload operations were acquired during the third quarter of 1997, the table is not comparable to an earlier period.

                                         Percentage of
                                       Operating Revenues
                                       ------------------
Operating revenues                           100.0%
Operating expenses
   Purchased transportation                   38.1%
   Salaries, wages and benefits               23.5%
   Fuel                                        9.8%
   Operating Supplies and expenses            10.5%
   Insurance                                   2.4%
   Depreciation and amortization expense       7.5%
   General and administrative expense          3.8%
                                             ------
      Total operating expense                 95.7%
                                             ------
      Operating income                         4.3%
Interest expense                               3.8%
                                             ------
      Earnings from continuing operations
         before income taxes                   0.5%

Income taxes attributable to continuing
     Operations                                0.4%
                                             ------
Income from continuing operations              0.1%
                                             ======

The Company incurred corporate administration expenses for the three months ended September 30, 1997 of approximately $0.4 million as compared to approximately $47 thousand for the three months ended September 30, 1996. These increases are attributable the reorganization to a holding company format, the opening of new corporate office in Atlanta, Georgia and the acquisition of the four truckload companies.

Revenues attributable to the discontinued businesses were $5.0 million and $5.8 million for the three months ended September 30, 1997 and 1996, respectively. The reduction in revenue resulted primarily from closing terminals in North and South Carolina. The Company has recorded a provision for losses during the phase-out period of approximately $0.8 million. A tax benefit has not been provided on the losses from discontinued operations because it is more likely than not that a portion or all of the losses may not produce a tax benefit.

Results of Operations - Nine months ended
September 30, 1997 versus nine months ended September 30, 1996
--------------------------------------------------------------
The following table sets forth items in the Consolidated Statement of Operations for the nine months ended September 30, 1997 as a percentage of operating revenue. Because the truckload operations were acquired during the third quarter of 1997, the table is not comparable to an earlier period.

                                         Percentage of
                                       Operating Revenues
                                       ------------------
Operating revenues                           100.0%
Operating expenses
   Purchased transportation                   38.1%
   Salaries, wages and benefits               23.5%
   Fuel                                        9.8%
   Operating Supplies and expenses            10.5%
   Insurance                                   2.4%
   Depreciation and amortization expense       7.5%
   General and administrative expense          6.4%
                                             ------
      Total operating expense                 98.2%
                                             ------
      Operating income                         1.8%
Interest expense                               3.8%
                                             ------
      Earnings from continuing operations
         before income taxes                  (2.0%)

Income taxes attributable to continuing
     Operations                                0.4%
                                             ------
Income from continuing operations             (2.4%)
                                             ======

The Company incurred general and administrative expenses for the nine months ended September 30, 1997 of approximately $0.7 as compared to approximately $0.3 million for the nine months ended September 30, 1996. These increases are attributable the reorganization to a holding company format, the opening of new corporate office in Atlanta, Georgia and the acquisition of the four truckload companies.

During the second quarter of 1997, the Company approved a plan to dispose of its parcel delivery and courier operations and has executed a letter of intent for the sale of the parcel delivery portion of such businesses. It is expected that substantially all property and equipment and substantially all capital and operating lease obligations will be assumed by the buyer. The Company anticipates that the disposal will be completed in December 1997.

Revenues attributable to the discontinued businesses were approximately $14.7 million and $17.2 million for the nine months ended September 30, 1997 and 1996, respectively. The Company has recorded a provision for losses during the phase-out period of approximately $0.8 million. A tax benefit has not been provided on the losses from discontinued operations because it is more likely than not that a portion or all of the losses may not produce a tax benefit.



                TRANSIT GROUP, INC. AND SUBSIDIARY
                    Part II - Other Information


Item 1 - Legal Proceedings

           Not applicable

Item 2 - Changes in Securities

           Not applicable

Item 3 - Defaults on Senior Securities

           Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

           Not applicable

Item 5 - Other Information

           Not applicable


 (a)  Exhibits:

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

        Exhibit 10 - Material Contracts

        10.1   Incentive Stock Option Plan (incorporated by reference from
               Exhibit 10.2 to Registrant's Form S-18, Registration No. 33-30123A).

        10.2 Lease Agreement governing the Company's lease of its terminal in Jacksonville, Florida dated November 12, 1986, between the Company and Lakepoint Joint Venture,
               (incorporated by reference from Exhibit 10.9 to Registrant's Form S-18, Registration No. 33-30123A).

        10.3 First Amendment to Lease Agreement governing the Company's lease of its terminal in Jacksonville, Florida dated December 8, 1988, between the Company and Lakepoint Joint Venture, (incorporated by reference from Exhibit 10.10 to Form S-18, Registration No. 33-30123A).

        10.4 Lease Agreement governing the Company's terminal in Gainesville, Florida, dated June 25, 1990, between the Company and W. Marvin Gresham incorporated by reference from Exhibit B to Registrant's 1990 Form 10-K, Registration No. 33-30123A).

        10.5 Lease Agreement governing the Company's terminal in Riviera Beach, Florida, dated July 9, 1990, between the Company and McClosky-Bills, Partnership (incorporated by reference from Exhibit D to Registrant's 1990 Form 10-K, Registration No. 33-30123A).

        10.6 Lease Agreement governing the Company's terminal in Tallahassee, Florida, dated December 19, 1991, between the Company and Barnett Tallahassee, (incorporated by reference from Exhibit A to Registrant's 1991 Form 10-K,
               Registration No. 33-30123A).

        10.7 Lease Agreement governing the Company's terminal in Rockledge, Florida, dated October 21, 1991, between the Company and Robert Carl Cook and Sara E. Cook,
               (incorporated by reference from Exhibit B to Registrant's 1991 Form 10-K, Registration No. 33-30123A).

        10.8 Lease Agreement governing the Company's terminal in Orlando, Florida, dated December 20, 1992, between the Company and Michel Kurban (incorporated by reference from 33-30123A).

        10.9 Lease Agreement governing the Company's terminal in Fort Myers, Florida, dated February 25, 1993, between the reference from Exhibit D to Registrant's 1992 10-KSB, Registration No. 33-30123A).

        10.10 Lease Agreement governing the Company's terminal in Medley, Florida, dated March 16, 1993, between the Company and Gran Central Corporation (incorporated by reference from Exhibit E to Registrant's 1992 10-KSB, Registration No. 33-30123A).

        10.11 Employment Agreement between the Company and Gayle Smith, dated April 5, 1993, (incorporated by reference from Exhibit A to Registrant's 1993 10-KSB, Registration No 33-30123A).

        10.12 Lease Agreement governing the Company's terminal in College Park, Georgia, dated August 23, 1993, between the Company and General of Georgia, Inc. (incorporated by reference from Exhibit E to the Registrant's 1993 Form 10-KSB, Registration No. 33-30123A).

        10.13 Lease Agreement governing the Company's terminal in Tifton, Georgia, dated October 7, 1993, between the Company and National Foods, Inc. (incorporated by reference from Exhibit G to Registrant's 1993 10-KSB, Registration No. 33-30123A).

        10.14 Lease agreement governing the Company's terminal in Milton, Florida, dated June 30, 1994, between the and Scott Steel, Inc. (incorporated by reference from Exhibit B to Registrant's 1994 10-KSB,
               Registration No. 33-30123A)

        10.15 Lease Agreement governing the Company's terminal in Columbia, South Carolina dated May 31, 1996 between the Company and Angoria Columbia Enterprises. (incorporated by reference from Exhibit 10.1 to Registrant's June 30, 1996 10-QSB, Registration No. 33-30123A).

        10.16 Assignment of Lease Agreement governing the Company's terminal in Greensboro, North Carolina dated June 13, 1996 between the Company, ABF Freight System, Inc., Bob G. Gibson and Defco Company (incorporated by reference from Exhibit 10.2 to Registrant's June 30, 1996 10-QSB, Registration No. 33-30123A).

        10.17 Lease Agreement governing the Company's terminal in Charlotte, North Carolina dated July 30, 1996 between the Company and Lincoln National Life Insurance Company (incorporated by reference from Exhibit 10.7 to Registrant's June 30, 1996 10-QSB, Registration No. 33-30123A).

        10.18 Lease Agreement governing the Company's terminal in Charleston, South Carolina dated July 9, 1996 between the Company and J. P. Gaillard, ET AL. (incorporated by reference from Exhibit 10.8 to Registrant's June 30, 1996 10-QSB, Registration No. 33-30123A).

        10.19 Lease Agreement governing the Company's terminal in Tampa, Florida dated November 30, 1994 and amended on January 26, 1996 and February 19, 1996 between the Company and Scott Steel, Inc. (incorporated by reference from Exhibit 10.1 to Registrant's September 30, 1996 10-QSB, Registration No. 33-30123A).

        10.20  Purchase Agreement governing purchase by GPS
               Acquisition Corp. from Transit Express of Charlotte, Inc. of certain assets, dated February 6, 1995
               (incorporated by reference from Exhibit 10.5 to Registrant's 1995 10-KSB, Registration No.
               33-30123A).

        10.24 Resignation agreement dated December 20, 1996 between the Company, E. Hoke Smith, Jr., and T. Wayne Davis as guarantor (incorporated by reference from Exhibit 10.31 to Registrant's 1996 10-KSB, Registration No. 33-30123A).

        10.25 Purchase Agreement governing purchase by Transit of the stock of Carolina Pacific (incorporated by reference from Exhibit 2.1 to Registrant's Form 8-K dated July 11, 1997.

        10.26 Purchase Agreement governing purchase by Transit of the stock of Service Express (incorporated by reference from Exhibit 2.1 to Registrant's Form 8-K dated August 15, 1997.

        10.27 Purchase Agreement governing purchase by Transit of the stock of Capitol Warehouse (incorporated by reference from Exhibit 2.2 to Registrant's Form 8-K dated August 15, 1997.

        10.28 Agreement and Plan of Reorganization under which Carroll Fulmer was merged with and into Transit Group Sub., Inc., a wholly-owned Florida subsidiary of Transit Group incorporated by reference from
               Exhibit 2.1 to Registrant's Form 8-K dated August
               29, 1997.

 (b)  Reports on Form 8-K

The Company amended it's Form 8-K dated July 11, 1997 on September 24, 1997 to include audited financial statements and pro forma financial information related to the acquisition of Carolina
Pacific.

The Company filed a Form 8-K dated August 15, 1997 to report Transit Group had consumated the acquisitions of Capital Warehouse and Service Express. Pursuant to the Agreement and Plan of Reorganization excuted at closing, a wholly-owned Alabama subsidiary of Transit Group was merged with and into Service Express in a reverse triangular merger, with Service Express remaining as the surviving corporation of the merger. Upon consummation of the merger, all of the outstanding common stock of Service Express was converted into 903,226 shares of Transit Group common stock. In addition, on August 15, 1997, pursuant to the Agreement and Plan of Reorganization executed at closing, a wholly-owned Kentucky subsidiary of Transit Group was merged with and into Capital Warehouse in a reverse triangular merger, with Capital Warehouse remaining as the surviving corporation of the merger. Upon consummation of the merger, all of the outstanding common stock of Capital Warehouse was converted into 641,283 shares of Transit Group common stock. The company amended this filing on November 4, 1997, to include audited financial statements on both Service Express and Capital
Warehouse and pro forma financial information.

The Company filed a Form 8-K dated August 29, 1997 to report Transit Group had consummated the acquisition of Carroll Fulmer, a Florida corporation. Pursuant to the Agreement and Plan of Reorganization executed at closing, Carroll Fulmer was merged with and into Transit Group Sub., Inc., a wholly-owned Florida subsidiary of Transit Group (the "Subsidiary") in a forward triangular merger, with the Subsidiary remaining as the surviving corporation of the merger. Upon consumation of the merger, all of the outstanding common stock of Carroll Fulmer was converted into 4,166,666 shares of Transit Group common stock, and the Subsidiary's name was changed to Carroll Fulmer Group, Inc. The Company amended this filing on November 12, 1997 to include audited financial statements and pro forma financial information.



Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transit Group, Inc.

Date: November 14, 1997

By:   /s/Wayne N. Nellums
          Wayne N. Nellums
          Vice President,
          Chief Financial Officer
          and Secretary