Form 10QSB/A
period 1997-09-30
TRANSIT GROUP INC
filed 1998-02-10
CIK 853532

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A







[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period ended                to
                                      --------------    -------------



                       Commission File Number: 33-30123-A

                               TRANSIT GROUP, INC
              (Exact name of small business issuer in its charter)



      State of Florida                                      59-2576629
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)


            2859 Paces Ferry Road, Suite 1740, Atlanta, Georgia 30339
                    (Address of principal executive offices)

                                 (770) 444-0240
                           (Issuer's telephone number)







Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 19,018,811 shares of the Company's common stock outstanding as of November 13, 1997.

                      TRANSIT GROUP, INC. AND SUBSIDIARIES
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

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

         Obtaining Bank Financing. Management is negotiating new lines of hank financing to provide working capital financing and financing for acquisition of additional truckload motor carriers. Management has received a $20 million commitment from a bank to make available to Capital Warehouse, Carroll Fulmer, Service Express and Carolina Pacific an asset based line of credit secured by accounts receivable and other intangible assets. The Company expects this line of credit to be closed by the end of 1997.

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

         Through November 10, 1997, the Company has received notification that puts in the amount of approximately $2,200,000 will be exercised within the next 60 days for stock at amounts ranging from $3.60 to $6.75 per share. The Company will be required to fund the cash required to meet its obligations under such puts through borrowing such funds, drawing down on bank lines which may be available to its subsidiaries or to call upon a major shareholder to purchase the stock under such shareholder's obligations and guarantees associated with the acquisition contracts. Funding such could affect materially the Company's liquidity and capital resources.

Financial Condition

         As of June 30, 1997, the Company treated it's parcel delivery operations and courier operations as discontinued operations. The Company's outstanding vehicle and equipment indebtedness, operating leases, and most remaining liabilities (other than $4.0 million in debt to a related shareholder) will be assumed by the companies purchasing the operations.

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


                                                                 Percentage of
                                                             Operating Revenues
                                                             ------------------

         Operating revenues                                           100.0%
         Operating expenses
         Purchased transportation                                      38.1%
         Salaries, wages and benefits                                  23.5%
         Fuel                                                           9.8%
         Operating Supplies and expenses                               10.5%
         Insurance                                                      2.4%
         Depreciation and amortization expense                          7.5%
         General and administrative expense                             3.8%
                                                                    --------
          Total operating expense                                      95.7%

          Operating income                                              4.3%
         Interest expense                                               3.8%
                                                                    --------
            Earnings from continuing operations before income taxes     0.5%

         Income taxes attributable to continuing Operations             0.4%
                                                                    --------

         Income from continuing operations                              0.1%
                                                                    ========

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


                                                                 Percentage of
                                                             Operating Revenues
                                                             ------------------

         Operating revenues                                           100.0%
         Operating expenses
         Purchased transportation                                      38.1%
         Salaries, wages and benefits                                  23.5%
         Fuel                                                           9.8%
         Operating Supplies and expenses                               10.5%
         Insurance                                                      2.4%
         Depreciation and amortization expense                          7.5%
         General and administrative expense                             6.4%
                                                                    --------

          Total operating expense                                      98.2%

          Operating income                                              1.8%
         Interest expense                                               3.8%
                                                                    --------
           Earnings from continuing operations  before income taxes    (2.0%)

         Income taxes attributable to continuing Operations             0.4%
                                                                    --------

         Income from continuing operations                            (2.4%)
                                                                    ========


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

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRANSIT GROUP, INC.



Date: February 10, 1998                By:/s/ Wayne N. Nellums
                                          --------------------
                                       Wayne N. Nellums,
                                       Vice President, Chief Financial Officer
                                       and Secretary