Form 10KSB
period 1997-12-31
TRANSIT GROUP INC
filed 1998-04-01
CIK 853532

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
                 [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file number: 33-30123-A

                               TRANSIT GROUP, INC.
                 (Name of small business issuer in its charter)

        State of Florida                            59-2576629
(State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)             Identification No.)

              2859 Paces Ferry Road, Suite 1740, Atlanta, GA 30339
              ---------------------------------------------- -----
               (Address of principal executive offices) (Zip Code)

          Issuer's telephone number including area code: (770) 444-0240

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class                   Name of Exchange on which registered
----------------------               --------------------------------------
Common Stock                                      NASDAQ
Warrants (two warrants entitle                    NASDAQ
 the holder to purchase at a price
 of $7.50 per share, one share of
 common stock)


Check whether issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IIIof this Form 10-KSB or any amendment to this form 10-KSB.[ ]

Issuer's revenues for the year ended December 31, 1997: $34,011,649

The aggregate market value of the voting common stock held by the non-affiliates of the registrant was $55,872,475 based on the closing sale price reported on March 27, 1998.

There were 20,574,626 shares of the Company's common stock outstanding as of March 27, 1998.

Transitional Small Business Disclosure Format (Check one):Yes No X

Documents Incorporated by Reference: Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1. BUSINESS

Introduction

Transit Group, Inc. ("TGI" or the "Company"), formerly known as General Parcel Service, Inc., is a holding company concentrating on the acquisition, consolidation, and operation of short and long haul trucking companies. The Company changed its name from General Parcel Service, Inc. to "Transit Group, Inc." effective June 30, 1997 in connection with its decision to discontinue the small package delivery and courier businesses previously operated by GPS and to focus, as a holding company, on the acquisition of short and long haul trucking companies. The trucking business is a highly fragmented industry with over 300,000 companies. The Company believes that many of these smaller companies would benefit from an affiliation with a larger organization such as TGI in order to realize certain operating efficiencies as well as realize the full value of their company.

The Company seeks to identify for acquisition, trucking companies with annual revenues in excess of $5 million, possessing strong market positions, sound management and a commitment to a high level of quality and service. The Company's expansion plans are dependent upon, the availability of among other things, suitable acquisition candidates, adequate financing, qualified personnel, and TGI's future operations and financial condition.

History and Development

Transit Group, Inc. was incorporated on August 28, 1985 as "General Parcel Service, Inc.", a Florida corporation engaged in the parcel delivery business. The Company began operations out of a 2,000 square foot terminal located in Jacksonville, Florida and a single panel truck. Further expansion of the Company continued into Georgia, North Carolina and South Carolina increasing the number of trucks and employees to meet demand. The purchase of Transit Express of Charlotte, Inc. occurred in February 1995, and provided scheduled courier and package delivery services. Due to unprofitable operations in North and South Carolina, the Company decided to cease parcel delivery in both of these states as of March 31, 1997.

In January 1997 the Company appointed Mr. Philip A. Belyew as President and CEO of TGI and the Company's business plan changed dramatically. TGI was reorganized into a holding company structure and began the acquisition of mid-size short and long haul trucking companies.

The first trucking company acquired by Transit Group, Inc. was Carolina Pacific Distributors, Inc. ("Carolina Pacific") on July 11, 1997. The transaction was valued at approximately $8.5 million and included a cash payment of approximately $3.7 million, the issuance of 1,733,000 shares of TGI common stock, and the assumption of $.6 million in debt. Carolina Pacific, with annual revenues of approximately $13 million, was a privately held truckload carrier located in High Point, North Carolina and has been in business for over 20 years. Carolina Pacific provides dry van and refrigerated transportation services between major markets in the Carolinas and the West Coast.

In August 1997, the Company acquired Capitol Warehouse, Inc. ("Capitol Warehouse"), based in Louisville, Kentucky, and Service Express, Inc. ("Service Express"), based in Tuscaloosa, Alabama. Capitol Warehouse and Service Express have annual revenues of approximately $16 million and $5 million, respectively. Under the terms of the acquisitions, the Company issued 1,544,509 million new shares of common stock at an approximate value of $6.3 million. In connection with the acquisitions of Capitol Warehouse and Service Express, the Company granted the selling shareholders the right, through August 15, 1998, to require the Company to redeem $2.1 million of the shares which they received. Through March 31, 1998, the Company has received notification that shareholders have exercised their redemption rights with respect to $0.4 million and of this amount $0.1 million has been purchased by third parties. Service Express transports a variety of commodities, including products for the paper industry, and Capitol Warehouse transports a variety of items related to the liquor industry.

     The fourth acquisition, Carroll Fulmer Group, Inc. ("Carroll Fulmer") headquartered in Groveland, Florida, was completed in September 1997. The Company issued 4,166,666 shares of common stock, valued at approximately $12.7 million. In connection with the acquisition of Carroll Fulmer, the Company granted the selling shareholders the right to require either the Company redeem or a major shareholder of the Company acquire up to $6.0 million of stock at a price of $3.60 per share. Of this $6.0 million, redemption rights in the amount of $2.5 million are exercisable before August 29, 1998 when an additional $3.5 million become exercisable. All redemption rights expire August 29, 2003.

Through March 31, 1998, the company has received notification that shareholders have exercised their redemption rights with respect to approximately $2.5 million. Of this amount, approximately $800,000 of stock has been purchased by third parties and $75,000 has been redeemed by the Company thereby reducing the Company's obligation. The remaining $1.625 million will be either sold to third parties, redeemed by the Company or acquired by a major shareholder. Carroll Fulmer is a general commodities hauler with operations in 48 states and annual revenues of approximately $70 million.

On December 30, 1997 TGI acquired Rainbow Trucking ("Rainbow"). Based in Louisville, Kentucky, Rainbow is a full load, long haul trucking company with annualized revenues of approximately $12.8 million. The Company made loans to the selling shareholders in the amount of $675,000. Such loans are due on June 30, 1999. If the average closing price per share of the Company's common stock for the period June 25, 1999 through June 29, 1999 is less than $6.625 per share, the notes shall be non-recourse to such extent and the debtor shall not be personally liable for such deficiency, but the Company shall be entitled to a return of a proportionate amount of the Company's stock. The Company issued 679,000 new shares of common stock, or an aggregate of $3.5 million in connection with this acquisition.

In January 1998 the Company acquired Transportation Resources and Management, Inc. ("TRM"), a privately held trucking company based in Fort Wayne, Indiana. Approximately 366,000 shares of common stock and $.2 million of cash were issued, representing a total value of approximately $1.57 million. A $0.2 million recourse loan, due April 30, 1999, was made to a selling shareholder. TRM is a dry van carrier operating in the Midwest region of the country with annual revenues of approximately $6 million.

During May 1997, the Company agreed to a debt-for-equity conversion that reduced long-term debt. T. Wayne Davis, Chairman of the Board, and his affiliates assumed approximately $4.7 million of the Company's debt in exchange for 2.7 million shares of new common stock. The Company also received a capital infusion of approximately $1.2 million from Davis and Belyew in exchange for the issuance of restricted common stock.

In December 1997, the Company entered into a $20 million bank revolving term credit facility. This credit facility, secured by accounts receivable, provides LIBOR or prime rate interest options, expires in May 1999 and may be converted to term debt at that time. A portion of the proceeds of the new credit facility were used to retire approximately $5 million in outstanding indebtedness under a line of credit outstanding at one of the Company's subsidiaries.

During December 1997, the Company sold the parcel delivery business to a corporation controlled by affiliates of the Company's chairman. In this transaction, the buyer assumed liabilities of approximately $4.0 million in excess of assets. To compensate for the excess liabilities assumed by the buyer, the Company issued 877,000 million shares to the buyer.

TGI currently has approximately 20.6 million common shares outstanding and has extended the expiration date of 690,000 common stock warrants until November 16,2000.

Competition

The trucking industry is highly competitive and, in addition, is subject to pressures from major business cycles. Management believes that competition in the trucking industry is based primarily on service and efficiency, and to a lesser extent, prices.

The shipping requirements of "just-in-time" inventory systems have demanded geographically diverse trucking companies with well-developed tracking and dispatching information systems. The Company anticipates that the trucking industry will continue to consolidate and remain extremely competitive as to customers and qualified personnel. Management believes that its current size and anticipated growth allow it to participate in the consolidating trucking industry. However, there is significant disparity in the revenues and financial resources of the largest trucking companies compared with those of TGI and there is no assurance that the Company can continue to maintain its growth.

Potential Liability

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. The industry is also subject to substantial workers' compensation expense. A material increase in the frequency or severity of accidents or workers' compensation claims or the unfavorable development of existing claims can be expected to adversely affect the Company's operating income.

Marketing

The Company markets its services through its own sales force and a developed network of brokers and agents operating throughout the United States.

Regulation

Prior to 1995, the Company was regulated by the Interstate Commerce Commission ("ICC"). Effective January 1, 1995, the ICC was eliminated and substantially all of their key functions were transferred to the Department of Transportation ("DOT"). The DOT governs such activities as drug and alcohol testing, hours of service, rates, insurance, reporting and accounting systems.

The Company is also subject to the regulations promulgated by the Environmental Protection Agency and similar state regulatory agencies regarding environmental laws and regulations. These agencies address such matters as the management of hazardous wastes, other discharge pollutants into the air, surface, and underground waters, and the disposal of certain substances. Violation of certain applicable laws and regulations could result in clean up costs, property damage, and other fines or penalties. Management believes that its operations are in material compliance with current laws and regulations.

Operations

The Company's business operations are divided between the corporate office located at 2859 Paces Ferry Road, Suite 1740, Atlanta, Georgia and its decentralized subsidiaries. The corporate office is responsible for the overall direction of the Company in the area of finance, banking, human resources, and financial reporting. Each of the subsidiaries is managed by their own operating personnel and follow the strategic direction of the corporate office.

Carolina Pacific Distributors - Founded in 1977 and headquartered in High Point, North Carolina, Carolina Pacific operates a fleet of 65 tractors and 72 trailers. Carolina Pacific's heaviest traffic area is North Carolina, South Carolina, Florida, California, Arizona, and Washington. Carolina Pacific transports a variety of general commodities, including textiles, tobacco, and produce and serves as a primary carrier for the produce industry.

Service Express - Founded in 1963 and headquartered in Tuscaloosa, Alabama, Service Express operates a fleet of 52 tractors and 109 trailers. Service Express operates primarily in the Southeastern United States and transports a variety of general commodities, including paper, resins, magnetic tapes, and chemicals. Service Express is a primary carrier in the paper industry.

Capitol Warehouse - Founded in 1980 and based in Louisville, Kentucky, Capitol Warehouse operates a fleet of 138 tractors and 411 trailers. Additionally, the Company operates approximately 470,000 square feet of storage facilities. Capitol Warehouse transports a wide variety of commodities and warehouse goods devoted primarily to the liquor and packaging industry. Management intends to consolidate the Capitol Warehouse operations with those of Rainbow Trucking.

Carroll Fulmer - Founded in 1983 and headquartered in Groveland, Florida, Carroll Fulmer operates a fleet of 85 tractors and 400 trailers, and contracts with 260 owner operators. Carroll Fulmer works primarily with 19 agent offices in operating its truckload operations. Operations span the United States and Canada. Carroll Fulmer transports general commodities, such as household goods, and is a primary carrier for the foodstuff industry.

Rainbow Trucking - Rainbow Trucking founded in 1982 and headquartered in Louisville, Kentucky operates a fleet of 97 tractors and 114 trailers. The operations of the company cover the United States and they transport a wide range of general commodities, including plastics, paper, and glass.

Transportation Resources and Management - Founded in 1979 and headquartered in Fort Wayne, Indiana, TRM operates a fleet of 54 tractors and 89 trailers. TRM operates primarily in the Midwest (Northern Indiana, Ohio, Illinois, Michigan) and transports a variety of general commodities, including copper wire and carpet padding.

Employees

The Company employs approximately 790 employees of which 550 are drivers, 20 work in various garage facilities, 50 are employed in agent offices and 170 work in administrative capacities at the subsidiary locations and in the corporate office. TGI employees are not covered by collective bargaining agreements and the Company believes that its relationships with its employees are satisfactory.

Item 2. PROPERTIES

The Company has operations at the following locations:
                                       Square                  Lease/
         Location                       Feet                    Own
===========================       ================          =============
High Point, North Carolina             80,000                  Lease
Louisville, Kentucky                   12,000                  Lease
Louisville, Kentucky                  470,000(1)               Lease
Tuscaloosa, Alabama                     9,000                  Lease
Groveland, Florida                     28,000                  Own
Fort Wayne, Indiana                     4,000                  Lease

The Groveland complex is comprised of 5 buildings aggregating 28,000 square feet located on 26 acres. The Company also leases or owns 9 branches in seven states. The Company believes that its facilities are adequate and suitable for their respective uses.

(1) Includes third party warehouses.

Item 3. Legal Proceedings

The Company is a party to routine legal proceedings incidental to its normal activities. The Company is not aware of any legal matters which would have a material adverse effect on the Company's consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ System under the trading symbol "TRGP". The Company's warrants are also traded on the NASDAQ System, under the trading symbol "TRGPW". As of March 27, 1998, there were 337 shareholders of record of the common stock and 13 warrant holders of record, not including individuals and entities holding shares in street name. The closing sale price for the Company's common stock on March 27, 1998, was $6.25, and the closing price of the Company's warrants was $1.75.

The quarterly high and low closing bid prices of the Company's common stock are shown below:

                   Market Price of common stock - TRGP

                           1997                         1996
                   -------------------          --------------------
 Quarter              High    Low                   High    Low
First                 5.000  2.750                  3.938  2.500
Second                5.250  1.625                  3.250  2.250
Third                 7.625  5.000                  2.375  1.875
Fourth                7.500  6.000                  3.000  1.625

The quarterly high and low closing bid prices of the Company's warrants are shown below:

                   Market Price of warrants - TRGPW
                           1997                         1996
                   -------------------          --------------------
 Quarter              High    Low                   High    Low
First                 1.125   .750                  .250   .250
Second                1.375   .813                  .250   .250
Third                 1.875  1.375                  .250   .250
Fourth                2.125  1.875                  .313   .188

The Company has not declared any dividends. The Company's Board of Directors currently anticipates retaining earnings to provide funds for the operation and expansion of the Company's business and the Company does not expect to pay cash dividends in the foreseeable future. Future dividend policy will be determined by the Company's Board of Directors based on the conditions then existing, including the Company's financial condition, capital requirements, cash flow, profitably, business outlook, general economic conditions, and other factors.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements including the footnotes and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere herein. Historical results of operations and the percentage relationships among any amounts included in the Consolidated Statements of Operations,and any trends which may appear to be inferable therefrom, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

Comments in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's business which are not historical facts are forward looking statements that involve risks and uncertainties. Among these risks are the Company is in a highly competitive business, has a history of operating losses, and is pursuing a strategy that relies in part on the completion of acquisitions of companies in the trucking industry. There can be no assurance that in its highly competitive business environment, the Company will successfully improve its operating profitability or consummate such acquisitions.

The following discussion and analysis reflect the Company's financial position, results of operations, and cash flows as restated to reflect the disposal of the parcel delivery and courier operations in accordance with APB No. 30.

Liquidity and Capital Resources - The Company had incurred substantial operating losses and cash flow deficits since inception. From September 1985 through December 31, 1997 the Company has accumulated deficits of approximately $31.4 million. As of December 31, 1997, the Company has raised approximately $58 million from (i) private placements of preferred stock (which has been converted to common stock), (ii) its initial public offering of November 2, 1989, (iii) the sale of restricted and unrestricted common shares and (iv) stock issued in connection with the acquisition of five truckload carriers. As a result of equity placements, dividends on preferred stock, and cumulative losses, the stockholders' equity as of December 31, 1997, was approximately $18.7 million, and the value of common stock issued subject to mandatory redemption rights was approximately $7.5 million.

Redemption Rights for Selling Shareholders in Acquisitions - In connection with the acquisitions of Capitol Warehouse, Service Express, and Carroll Fulmer, the Company granted the selling shareholders the right to require the Company to redeem a portion of the shares which they received in exchange for selling their businesses to the Company. The dollar amount of stock subject to mandatory redemption by the Company aggregates approximately $8.1 million. Of this $8.1 million, options in the amount of $4.6 million are exercisable before August 29, 1998 when an additional $3.5 million become exercisable. The redemption rights expire in the amounts of $2.1 million at August 15, 1998 and $6.0 million at August 29, 2003.

Holders of redemption rights with respect to $6.0 million of stock may require either the Company to redeem the stock or a major shareholder of the Company to acquire the stock at a price of $3.60 per share. Holders of redemption rights with respect to $1.8 million of stock at $3.875 per share and $0.3 million at $6.75 per share have the right to require the Company to redeem their shares, with the guarantee from a major shareholder.

Through March 31, 1998, the Company has received notification that shareholders have exercised their redemption rights with respect to approximately $2.9 million. Of this amount, approximately $900,000 of stock has been purchased by third parties and $75,000 has been redeemed by the Company, thereby reducing the Company's obligation. To the extent such redemption rights are exercised, the Company will be required to fund the cash required to meet its obligations under the redemption rights, by drawing on bank lines which may be available to its subsidiaries, or to call upon a major shareholder to purchase the stock under such shareholder's obligations and guarantees associated with the acquisition contracts.

Management believes, but can offer no assurances, that it can improve performance and cash flows through the following measures:

Eliminating Parcel Delivery and Courier Operations - Management has sold its unprofitable parcel delivery and courier operations to a company controlled by its Chairman.

Acquiring Profitable Trucking Operations - The Company has reorganized into a "holding company" format based in Atlanta, Georgia. This new corporate structure is intended to increase the Company's flexibility to pursue the acquisition and operation of profitable truckload motor carriers. The Company's intent is to continue to identify and acquire additional mid-size trucking companies, primarily with annual revenues between $5 million and $100 million, that possess strong market positions, sound management, and a commitment to a high level of service and quality. The Company completed the acquisition of five companies at December 31, 1997 and completed its sixth acquisition in the first quarter of 1998.

Relying on Equity Sales to or Loans from Major Shareholders - In July 1997, an affiliate of the Company's Chairman loaned the Company $4 million to consummate the acquisition of Carolina Pacific Distributors, Inc. During August, September, and October of 1997, the affiliate loaned the Company an additional $2.6 million to fund the continuing operations of the parcel delivery and courier operations and fund certain expenses associated with the acquisition of the truckload companies. Of the $6.6 million the Company borrowed, $2.6 million was assumed by the purchaser of the parcel delivery operations leaving a balance of $4 million at December 31, 1997.

Obtaining Bank Financing -Management has negotiated new lines of bank financing to provide working capital financing and financing for acquisitions of additional truckload motor carriers. The Company has entered into a $20 million revolving credit facility from a bank to make available to Capitol Warehouse, Carroll Fulmer, Service Express, Rainbow Trucking, and Carolina Pacific an asset based line of credit secured by accounts receivable.

Financial Condiditon - As of June 30, 1998, the company treated its parcel delivery operations and courier operations as discontinued operations. The Company's outstanding vehicle and equipment indebtedness, $2.6 million of indebtedness to an affiliate of the Company's Chairman and certain operating leases were assumed by the companies purchasing the operations.
The Company remains contingently liable on certain leases.

Results of Operations - The Company discontinued its general parcel and courier business effective June 30, 1997. Accordingly, the Company had no revenues from continuing operations until July 11, 1997 with the purchase of Carolina Pacific and such revenues continued to increase with the acquisitions of four additional companies by year-end.

The following table sets forth items in the Consolidated Statement of Operations for the year ended December 31, 1997 as a percentage of operating revenue. Because all truckload operations were acquired during 1997, the table is not comparative to an earlier period.

                                                 Percentage of
                                              Operating Revenues
Freight and transportation revenues                100.00%
Other income                                         2.24
                                                   -------

Total revenues                                     102.24
                                                   -------

Operating expenses
Purchased  transportation                           27.15
Salaries, wages and benefits                        23.04
Fuel                                                 7.76
Operating  supplies  and  expenses                  29.01
Insurance                                            2.56
Depreciation and amortization  expense               4.84
General and administrative expense                   3.74
                                                   -------
Total  operating  expense                           98.10
                                                   -------
  Operating  income                                  4.14
Interest expense                                     3.14
                                                   -------
  Earnings from continuing operations
    before income taxes                              1.00
Income taxes attributable to continuing
     operations                                       .21
                                                   -------
Income from continuing operations                     .79%
                                                   =======

The Company incurred corporate administration expenses for the year ended December 31, 1997 of approximately $1.2 million as compared to approximately $359,000 for the year ended December 31, 1996. These increases are attributable to the administrative costs of reorganizing into a holding company structure, the opening of a new corporate office in Atlanta, and the increased costs associated with its acquisition activities.

Revenues attributable to the discontinued businesses were $14.7 million and $23.4 million for the years ended December 31, 1997 and 1996, respectively. Terminals in North and South Carolina were closed during 1997, resulting in nine months revenue in 1997 compared to twelve months of revenue for 1996.

Year 2000 - The company operates two primary software applications: its accounting and financial reporting system and its integrated dispatch and billing system. The accounting and financial reporting systems were acquired from a third party vendor in 1996 and were compliant with year 2000 issues at acquisition. The Company's integrated dispatch and billing systems were originally acquired from a software vendor in 1989. The vendor has advised the Company that all year 2000 software modifications will be completed by the third quarter of 1998. The cost of these modifications will be covered by the Company's existing software maintenance agreement. Accordingly, the Company does not anticipate incurring any material incremental costs in complying with year 2000 issues that will adversely affect its results of operations or financial condition.

Item 7. Financial Statements

Financial Statements are submitted in Item 13 (a) of this Form 10-K.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 17, 1997, General Parcel Service, Inc. dismissed Grenadier, Collins, Mencke & Howard, LLP and engaged Price Waterhouse LLP to succeed as its Independent Accountants. The change in Independent Accountants resulted from the Registrant's announced plans to form an Atlanta based holding company and seek to acquire other trucking companies. The auditor's reports for the last two fiscal years did not contain adverse opinions or disclaimers of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants has been approved by the Board of Directors. There were no disagreements with Grenadier, Collins, Mencke & Howard, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company has previously filed a Form 8-K with respect to this matter.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information regarding directors contained under the caption "Election of Directors - Nominees" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

The information regarding executive officers contained under the caption:
"Election of Officers - Executive Officers" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. Executive Compensation

The information contained under the caption "Election of Directors - Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information contained under the caption "Voting Securities and Principal Holders Thereof - Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

The information contained under the caption "Election of Directors - Certain Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

Item 13. Exhibits List and Reports on Form 8-K

(a)   Financial Statements
                                                                 Pages
              (1)  Report of Independent Accountants               14
              (2)  Financial Statements                           15/18
              (3)  Notes to Financial Statements                  19/29

(b) Exhibits required by Item 601, Regulation S-B

The following documents heretofore filed by the Company with the Commission are hereby incorporated by reference herein.

3.   Articles of Incorporation and By-Laws

3.1 Articles of Incorporation, as amended, (incorporated by reference from Exhibit 3.1 to the Registrant's Form S-18, Registration No. 33-30123A).

3.2 By Laws, as amended and restated, (incorporated by reference from Exhibit 3.2 to Registrant's Form S-18, Registration No. 33-30123A).

3.3 Certificate of Amendment to the Articles of Incorporation of General Parcel Service, Inc., dated May 14, 1992, (incorporated by reference from Exhibit F to Registrant's 1992 Form 10-KSB, Registration No. 33-30123A).

3.4 Certificate of Amendment to the Articles of Incorporation of General Parcel Service, Inc., dated December 29, 1993, (incorporated by reference from Exhibit C to Registrant's 1992 Form 10-KSB, Registration No.
33-30123A).

3.5 Certificate of Amendment to the Articles of Incorporation of General Parcel Service, Inc., dated March 5, 1996, (incorporated by reference from Exhibit A to Registrant's Form 8-K, dated March 5, 1996).

3.6 Certificate of Amendment to the Articles of Incorporation of General Parcel Service, Inc., dated September 30, 1996, (incorporated by reference from Exhibit A to Registrant's Form 8-K, dated September 18, 1996).

3.7 Certificate of Amendment to the Articles of Incorporation of General Parcel Service, Inc., dated December 20, 1996, (incorporated by reference from Exhibit A to Registrant's Form 8-K, dated December 20, 1996).


4. Instruments defining the Rights of Security holders

4.1 Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Registrant's Form S-18, Registration No. 33-30123A).

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

4.8 Form of Warrant issued (incorporated by reference from Exhibit 4.9 to Registrant's Form S-18, Registration No. 33-30123A).
4.9 Form of Warrant between the Company and American Transtech, Inc., as Warrant Agent (incorporated by reference from Exhibit 4.10 to Registrant's Form S-18, Registration No. 33-30123A).

4.10 Preferred Stock Purchase Agreement and specimen stock certificate between the Company and T. Wayne Davis (incorporated by reference from Exhibit Z to Registrant's 1993 From 8-K. Registration No. 33-30123A).

10.  Material Contracts

10.1 Incentive Stock Option Plan (incorporated by reference from Exhibit

10.2 to Registrant's From S-18, Registration No. 33-30123A).

10.2 Lease Agreements governing the Company's terminal in Columbia, South Carolina and dated May 31, 1996 between the Company and Angoria Columbia Enterprises (incorporated by reference from Exhibit 10.1 to Registrant's June 30, 1996 10-QSB, Registration No. 33-30123A).

10.3 Assignment of Lease Agreement governing the Company's terminal in Greensboro, North Carolina dated June 13, 1996 between the Company, ABF Freight System, Inc., Bob G. Gibson and Defco Company (incorporated by reference from Exhibit 10.2 to Registrant's June 30, 1996 10-QSB, Registration No. 33-30123A).

10.4 Lease Agreement governing the Company's terminal in Charlotte, North Carolina dated July 30, 1996 between the Company and Lincoln National Life Insurance Company (incorporated by reference from Exhibit 10.7 to
Registrant's June 30, 1996 10-QSB, Registration No. 33-30123A).

10.5 Lease Agreement governing the company's terminal in Charleston, South Carolina dated July 9,1996 between the Company and J.P. Gaillard, ET AL (incorporated by reference from Exhibit 10.8 to Registrant's June 30, 1996 10-QSB, Registration No. 33-30123A).

10.6 Lease Agreement governing the Company's terminal in Tampa, Florida dated November 30, 1994 and amended on January 26, 1996 and February 19,1996 between the Company and Scott Steel, Inc. (incorporated by reference from Exhibit 10.1 to Registrant's September 30, 1996 10-QSB, Registration No. 33-30123A).

10.7 Purchase Agreement governing purchase by GPS Acquisition Corp. from transit Express of Charlotte, Inc. of certain assets, dated February 6, 1995 (incorporated by reference from Exhibit 10.5 to Registrant's 1995 10-KSB, Registration No. 33-30123A).

10.8 Resignation Agreement dated December 20, 1996 between the Company, E. Hoke Smith, Jr., and T. Wayne Davis as guarantor (incorporated by reference from Exhibit 10.31 to Registrant's 1996 10-KSB, Registration No. 33-30123A).

10.9 Purchase Agreement governing purchase by Transit of the stock of Carolina Pacific (incorporated by reference from Exhibit 2.1 to Registrant's Form 8-K dated July 11, 1997).

10.10 Purchase Agreement governing purchase by Transit of the stock of Service Express (incorporated by reference from Exhibit 2.1 to Registrant's Form 8-K dated August 15, 1997).

10.11 Purchase Agreement governing purchase by Transit of the stock of Capitol Warehouse (incorporated by reference from Exhibit 2.2 to
Registrant's Form 8-K dated August 15, 1997).

10.12 Agreement and Plan of reorganization under which Carroll Fulmer was merged with and into Transit Group Sub., Inc., a wholly owned Florida subsidiary of Transit Group (incorporated by reference from Exhibit 2.1 to Registrant's Form 8-K dated August 29, 1997).

10.13 Purchase Agreement governing purchase by Transit of the stock of Rainbow Trucking (incorporated by reference from Exhibit 2.1 to Registrant's Form 8-K dated December 30, 1997).

10.14 Purchase Agreement governing purchase by Transit of the stock of Transportation Resource Management (incorporated by reference from Exhibit
2.1 to Registrant's Form 8-K dated January 31, 1998).

10.15 Loan Agreement dated December 18, 1997 between the Company and AmSouth Bank (incorporated by reference from Exhibit 2.1 to Registrant's Form 8-K dated December 18, 1997).

11.    Statement re: Computation of Per Share Earnings       Page xx

21.    Subsidiaries of the Registrant                        Page xx

27.    Financial Data Schedules                     (for SEC purposes only)

(c)   Reports filed on Form 8-K

1.The Company filed a Form 8-K dated December 30, 1997 to report the acquisition of Rainbow Trucking Services, Inc.

2.The Company filed a Form 8-K dated December 18, 1997 to report the placement of the Company's $20 million Advised Revolving Credit Facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TRANSIT GROUP, INC.

                                     BY:/s/  Philip A. Belyew
                                        ----------------------
                                        Philip A. Belyew, President,
                                        Chief Executive Officer, and
                                        Director

                                     Date:   March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capabilities and on the date indicated.
    Signature                      Title                            Date

/s/ T. Wayne Davis         Chairman of the Board               March 30, 1998
---------------------      of Directors
T. Wayne Davis

/s/ Philip A. Belyew       Director, President, and            March 30, 1998
---------------------      Chief Executive Officer
Philip A. Belyew

/s/ Carroll L. Fulmer      Director                            March 30, 1998
---------------------
Carroll L. Fulmer

/s/ Derek E. Dewan         Director                            March 30, 1998
---------------------
Derek E. Dewan

/s/ Ford G. Pearson        Director                            March 30, 1998
---------------------
Ford G. Pearson

/s/ Wayne N. Nellums       Chief Financial Officer             March 30, 1998
---------------------
Wayne N. Nellums

/s/ Scott J. Tsanos        Chief Accounting                    March 30, 1998
---------------------      Officer
Scott J. Tsanos


                               TRANSIT GROUP, INC.

                     1997 CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS


                                                                        Pages
                                                                        -----
Report of Independent Accountants ....................................    14

Consolidated Financial Statements

     Consolidated Balance Sheets as of December 31, 1997 and 1996 ....    15

     Consolidated Statements of Operations for the years ended .......    16
           December 31, 1997 and 1996

     Consolidated Statements of Changes Non Redeemable Preferreed
           Stock, Common Stock and other Stockholders' Equity
          (Deficit) for the years ended December 31, 1997 and 1996....    17

     Consolidated Statements of Cash Flows for the years ended .......    18
           December 31, 1997 and 1996

Notes to Consolidated Financial Statements ...........................   19/29

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Transit Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations,of changes in total nonredeemable preferred stock, common stock and other stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Transit Group, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PRICE WATERHOUSE LLP
Atlanta, Georgia
March 24, 1998

                              TRANSIT GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                                       December 31,
                                                1997                 1996
             ASSETS
Current Assets:
  Cash                                    $    789,791           $     6,455
  Accounts receivable
   (net of allowance of $173,000)           11,314,417                  -
  Other current assets                       1,429,181                27,231
                                          -------------          ------------
      Total current assets                  13,533,389                33,686
                                          -------------          ------------
Noncurrent assets:
  Equipment, at net book value              30,045,866                 4,828
  Goodwill                                  30,706,028                 -
  Other assets                                 769,522             5,781,602
                                          -------------          ------------
      Total noncurrent assets               61,521,416             5,786,430
                                          -------------          ------------
      Total assets                        $ 75,054,805           $ 5,820,116
                                          =============          ============

Liabilities and Stockholders Equity

Current liabilities:
  Current obligations
   under capital leases                   $  2,993,935           $     -
  Current maturities
   of long-term debt                         5,183,040                 -
  Accounts payable                           4,063,736                 -
  Accrued expenses and
   other current liabilities                 5,487,791                 -
  Current portion of deferred taxes            582,548                 -
  Net current liabilities
   of discontinued operations                  565,886             3,807,445
                                          -------------          ------------
      Total current liabilities             18,876,936             3,807,445
                                          -------------          ------------

Noncurrent liabilities:
  Long-term obligations
   under capital leases                      8,026,808                 -
  Long-term debt                            15,624,955                 -
  Note payable to affiliate of Chairman      4,000,000                 -
  Deferred taxes                             2,357,425                 -
                                          -------------          ------------
     Total noncurrent liabilities           30,009,188                 -
                                          -------------          ------------
     Total liabilities                      48,886,124             3,807,445
                                          -------------          ------------
Commitments and contingencies (Note 14)

Redeemable common stock                       7,452,007                -
                                          -------------          ------------
Non redeemable preferred stock,
 common stock and other stockholders'
 equity:
  Preferred stock, $.01 par value,
   800,000 shares authorized,
   420,000 issued and outstanding
   at December 31, 1996,
   liquidation preference $10.5 million          -                    4,200
  Note receivable secured by stock            (675,000)               -
  Common Stock, $.01 par value,
   30,000,000 shares authorized,
   20,574,626 and 3,758,671 shares
   issued and outstanding                      185,770               37,586
  Additional paid-in capital                50,650,534            21,386,455
  Accumulated deficit                      (31,444,630)          (19,415,570)
                                          -------------          ------------
      Total non redeemable preferred
      stock, common stock and other
      stockholders' equity                  18,716,674             2,012,671
                                          -------------          ------------
      Total liabilities and
       stockholders' equity               $ 75,054,805           $ 5,820,116
                                          =============          ============

      See accompanying notes to consolidated financial statements.

                           TRANSIT GROUP, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Years ended December 31,
                                              1997                    1996
Revenues and other income:
  Freight and transportation revenue      $ 33,266,454            $    -
  Other income                                 745,195                 -
                                          -------------          ------------
      Total revenues and other income       34,011,649                 -
                                          -------------          ------------
Operating expenses:
  Purchased transportation                   9,030,480                 -
  Salaries, wages and benefits               7,664,754                 -
  Fuel                                       2,580,590                 -
  Operating supplies and expenses            9,651,227                 -
  Insurance                                    852,858                 -
  Depreciation and amortization expense      1,610,172                 -
  General and administrative expense         1,243,097               359,095
                                          -------------          ------------
      Total operating expenses              32,633,178               359,095
                                          -------------          ------------
      Operating income (loss)                1,378,471              (359,095)
Interest expense                             1,045,312                 -
                                          -------------          ------------
Continuing operations:
  Earnings (loss) from continuing
   operations before income taxes              333,159              (359,095)
  Income taxes attributable
   to continuing operations                     70,665                  -
                                          -------------          ------------
      Income (loss) from
       continuing operations                   262,494              (359,095)

Discontinued operations:
  Loss from discontinued operations         (6,114,408)           (4,790,262)
  Loss on disposal including provision
   for operating losses through
   disposal date                            (5,792,146)                 -
                                          -------------          ------------
      Net loss                             (11,644,060)           (5,149,357)
Preferred stock dividend requirement          (385,000)             (428,806)
                                          -------------          ------------
Loss to common shareholders              $ (12,029,060)          $(5,578,163)
                                         ==============          ============

Loss per basic and diluted common share:
  Continuing operations                  $       (0.01)          $     (0.21)
    Loss from discontinued operations            (0.55)                (1.27)
    Loss on disposal                             (0.52)               -
                                          -------------          ------------
      Net loss per basic and
       diluted common share              $       (1.08)          $     (1.48)
                                         ==============          ============
Weighted average number
  of basic and diluted
  common shares outstanding                 11,098,632             3,758,671
                                         ==============          ============




      See accompanying notes to consolidated financial statements.


                          TRANSIT GROUP, INC.
    CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL NON REDEEMABLE PREFERRED STOCK,
              COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                       Total
                                      Preferred     Common     Note receivable     Additional       Accumulated      stockholders'
                                        stock       stock      secured by stock  paid-in capital      deficit       equity (deficit)



Balance at December 31, 1995             $ 1,000   $  37,586        $   -         $  13,389,655     $ (13,662,409)     $   (234,168)
Issuance of preferred stock                3,200       -                -             7,996,800             -             8,000,000
Dividends on preferred stock               -           -                -                  -             (603,804)         (603,804)
Net Loss                                   -           -                -                  -           (5,149,357)       (5,149,357)
Balance December 31, 1996                  4,200      37,586            -            21,386,455       (19,415,570)        2,012,671
Dividends on preferred stock                                                                             (385,000)         (385,000)
Conversion of preferred stock             (4,200)     43,239            -               345,961             -               385,000
Sale of common stock                       -           6,966            -             1,212,034             -             1,219,000
Stock issued in satisfaction of debt       -          26,906            -             4,681,672             -             4,708,578
Stock issued for acquisitions              -          82,033            -            26,370,743             -            26,402,776
Stock issued in connection with
  sale of GPS                              -           8,766            -             4,023,450             -             4,032,216
Stock subject to redemption                -         (19,976)           -            (7,432,031)            -            (7,452,007)
Note secured by stock                      -           -             (675,000)            -                 -              (675,000)
Exercise of common stock options           -             250            -                62,250             -                62,500
Net Loss                                   -           -                -                 -           (11,644,060)      (11,644,060)
                                         =======   ==========       ==========    ==============    ==============     =============
Balance December 31, 1997                $ -       $ 185,770        $(675,000)    $  50,650,534     $ (31,444,630)     $ 18,716,674
                                         =======   ==========       ==========    ==============    ==============     =============

      See accompanying notes to consolidated financial statements.

                              TRANSIT GROUP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Years ended December 31,
                                                      1997                1996
Cash Flows from operating activities:
  Income (loss) from continuing operations     $   262,494         $  (359,095)
                                               ------------        ------------
  Adjustments to reconcile net income
   (loss) to cash provided (used) in
   operating activities:
     Depreciation and amortization               1,610,172               -
     Changes in assets and liabilities:
       Decrease in accounts receivable           2,061,893               -
       Decrease in other current assets            258,056               -
       Increase in accounts payable                282,969               -
       Decrease in accrued expenses                (42,182)              -
       Increase in other long-term liabilities     208,361               -
       Other                                        83,916               -
                                               ------------        ------------
         Total adjustments                       4,463,185               -
                                               ------------        ------------
         Net cash provided (used) by
          continuing operations                  4,725,679            (359,095)
         Net cash used by discontinued
          operations                            (4,584,102)         (1,201,082)
                                               ------------        ------------
         Net cash provided (used)
          by operations                            141,577          (1,560,177)
                                               ------------        ------------
Cash flows from investing activities:
  Business combinations                         (4,188,573)              -
  Proceeds from disposal of equipment              313,667              47,967
  Collection of mortgage receivables               619,180               -
  Purchase of equipment                           (145,788)           (790,792)
                                               ------------        ------------
         Net cash used by
          investing activities                  (3,401,514)           (742,805)
                                               ------------        ------------
Cash flows from financing activities:
  Proceeds from issuance of stock                1,281,500           8,000,000
  Dividends paid on preferred stock               (281,750)           (603,804)
  Increase in short-term borrowings              1,937,900           4,834,100
  Repayment of short-term borrowings                 -              (5,120,000)
  Increase in long-term debt                     7,614,475               -
  Repayment of long-term debt and
   capital lease obligations                    (5,193,886)         (4,421,236)
  Decrease in bank overdraft                    (1,314,966)           (386,362)
                                               ------------        ------------
         Net cash provided by
          financing activities                   4,043,273           2,302,698
                                               ------------        ------------

Increase (decrease) in cash                        783,336                (284)
Cash beginning of period                             6,455               6,739
                                               ------------        ------------
Cash end of period                             $   789,791         $     6,455
                                               ============        ============
Supplemental cash flow data:
    Cash paid for interest                     $   841,393         $     -
                                               ============        ============

  Fair value of assets acquired                $ 80,703,000        $     -
  Fair value of liabilities assumed             (50,100,000)             -
  Common stock issued                           (26,414,000)             -
                                               =============       ============
    Net cash payments                          $  4,189,000        $     -
                                               =============       ============

          See accompanying notes to consolidated financial statements.

TRANSIT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Organization and Basis of Presentation

Transit Group, Inc. (the "Company") is a Florida corporation engaged, through subsidiaries, in the long haul transportation services business. The Company formerly known as General Parcel Service, Inc. ("GPS") changed its name effective June 30, 1997.

In conjunction with the name change, the Company approved a plan to dispose of all operations previously performed by GPS. The Company has accounted for this disposal as a discontinued operation (See Note 3 to the Consolidated Financial Statements).

NOTE 2: Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and balances have been eliminated.

Estimates - The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Revenue Recognition - Revenues and related expenses are recognized under a method which approximates when freight is shipped. The Company believes that alternative methods of revenue recognition would not result in a material difference in annual revenues or earnings per share.

Cash - The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts.
Accordingly, all bank overdraft balances have been reclassified to accounts payable.

Concentrations of Credit Risk - Financial instruments which potentially subject the company to concentrations of credit risk consist primarily of trade accounts receivable. No single customer accounted for a significant amount of the Company's sales, and there were no significant accounts receivable from a single customer. The Company reviews a customer's credit history before extending credit and generally does not require collateral. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The Company's historical experience in collection of accounts receivable falls within the recorded allowances. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's trade accounts receivable.

Equipment - Equipment is stated at historical cost except for equipment obtained in connection with the Company's business acquisitions which is stated at fair market value on the date of acquisition, net of accumulated depreciation and amortization. Except for life extending repair costs (such as engine overhauls), all equipment maintenance and repair costs are charged to operating expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of the asset. Leased equipment is amortized over varying periods not in excess of the estimated useful life of the asset or lease term depending on the type of capital lease. Gain or loss upon retirement or disposal of equipment is recorded as income or expense. The ranges of depreciable lives used for financial statement purposes are:
                                                               Years
         Autos, trucks and life extending repairs             2 to 10
         Office equipment and furniture                       3 to 10
         Terminal equipment                                   3 to 10

Goodwill - Goodwill representing the excess of cost over fair value of net assets acquired in business combinations accounted by the purchase method, is amortized by the straight-line method over 40 years. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future operating cash flows in relation to its net capital investment in the acquired business. Based on its review, the Company does not believe that an impairment of its goodwill has occurred. Accumulated amortization was approximately $271,000 at December 31, 1997.

Income Taxes - The Company applies Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The measurement of deferred taxes is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized (i.e. valuation allowance).

NOTE 3: Business Combinations and Discontinued Operations

In July 1997, the Company acquired Carolina Pacific, Inc., a privately held North Carolina corporation, and the business and related assets operated by the owners of Carolina Pacific. Carolina Pacific is a truckload carrier based in High Point, North Carolina. Pursuant to the Stock Purchase Agreement executed at closing, the Company purchased all of the outstanding capital stock of Carolina Pacific and the business and related assets operated and owned by the shareholders of Carolina Pacific for $3.7 million in cash, the issuance of 1,733,000 shares of common stock of the Company to the shareholders of Carolina Pacific and the assumption of approximately $0.6 million in debt.

In August 1997, the Company acquired Service Express, Inc., an Alabama corporation with operations based in Tuscaloosa, Alabama. Pursuant to the Agreement and Plan of Reorganization executed at closing, a wholly owned Alabama subsidiary of Transit Group was merged with and into Service Express in a reverse triangular merger, with Service Express remaining as the surviving corporation of the merger. Upon consummation of the merger, all of the outstanding common stock of Service Express was converted into 903,226 shares of Transit Group common stock.

In connection with the acquisition of Service Express, the Company granted the selling shareholders the right through August 15, 1998 to require the Company to redeem up to $1.8 million of shares of the Company at $3.875 per share. Through March 30, 1998, selling shareholders had sold $100,000 of stock to third parties, thereby reducing the redemption rights to $1.7 million of shares.

Also in August 1997, the Company acquired Capitol Warehouse, Inc., a Kentucky corporation with operations based in Louisville, Kentucky. Pursuant to the Agreement and Plan of Reorganization executed at closing, a wholly owned Kentucky subsidiary of Transit group was merged with and into Capitol Warehouse in a reverse triangular merger, with Capitol Warehouse remaining as the surviving corporation of the merger. Upon consummation of the merger, all of the outstanding common stock of Capitol Warehouse was converted into 641,283 shares of Transit Group common stock.

In connection with the acquisition of Capitol Warehouse, the Company granted the selling shareholder the right to require the Company to redeem up to $300,000 of the Company's stock at $6.75 per share. The selling shareholder has notified the Company that he intends to exercise his redemption rights.

In August 1997, the Company consummated the acquisition of Carroll Fulmer, Inc., a Florida corporation with operations based in Groveland, Florida. Pursuant to the Agreement and Plan of Reorganization executed at closing, Carroll Fulmer merged with and into Transit Group Sub., Inc. a wholly owned Florida subsidiary of Transit Group (the "Subsidiary"), in a forward triangular merger, with the Subsidiary remaining as the surviving corporation of the merger. Upon consummation of the merger, all of the outstanding common stock of Carroll Fulmer was converted into 4,166,666 shares of Transit Group common stock, and the Subsidiary's name was changed to Carroll Fulmer Group, Inc.

In connection with the acquisition of Carroll Fulmer, the Company granted the selling shareholders the right to require either the Company redeem or a major shareholder of the Company acquire up to $6.0 million of stock at a price of $3.60 per share. Of this $6.0 million, redemption rights in the amount of $2.5 million are exercisable before August 29, 1998 when an additional $3.5 million become exercisable. All redemption rights expire August 29, 2003.

Through March 31, 1998, the company has received notification that shareholders have exercised their redemption rights with respect to approximately $2.5 million. Of this amount, approximately $800,000 of stock has been purchased by third parties and $75,000 has been redeemed by the Company thereby reducing the Company's obligation. The remaining $1.625 million will be either sold to third parties, redeemed by the Company or acquired by a major shareholder.

In December 1997 the Company acquired the net assets of Rainbow Trucking, Inc., a Kentucky corporation engaged in the full load, long-haul trucking business. Upon consummation of this acquisition all of the common stock of Rainbow Trucking (and two affiliate companies) was converted into 679,246 shares of Transit Group common stock.

The Company made loans to the selling shareholders in the amount of $675,000. Such loans are due on June 30, 1999. If the average closing price per share of common stock of the Company for the period June 25, 1999 through June 29, 1999 is less than $6.625 per share, the notes shall be non-recourse to such extent and the debtor shall not be personally liable for such deficiency, but the Company shall be entitled to a return of a proportionate amount of the Company's stock.

During the second quarter of 1997, the Company approved a plan to dispose of its parcel delivery and courier operations. After negotiations with a third party failed, the Company executed a contract for the sale of the parcel delivery business to a company controlled by Transit Group's Chairman. The sale contract became effective on September 30, 1997. Under the contract, the buyer assumed the net liabilities related to the parcel delivery operations and received shares of the Company's common stock in exchange.

Revenues attributable to the discontinued business were $14.7 million and $23.4 million for the years ended December 31, 1997 and 1996, respectively.

The loss from discontinued operations has been reflected in accordance with APB No. 30 as a disposal of a segment. The December 31, 1997 and 1996 consolidated balance sheets, and the consolidated statements of operations the consolidated statements of cash flows for the years then ended have been restated to separately reflect the financial position, results of operations and cash flows of the discontinued parcel delivery and courier businesses.

Net assets and liabilities of discontinued operations are as follows:


                                                      December 31,
                                                 1997            1996
                                              ----------    --------------
Other assets:
  Equipment at book value                     $    -        $   7,498,406
  Goodwill                                         -              945,104
  Other assets                                     -              214,657
  Long term obligations under capital leases       -           (1,686,878)
  Long term debt                                   -             (600,358)
  Convertible debentures                           -             (300,000)
  Other long term liabilities                      -             (289,329)
                                              ----------    --------------
    Total other assets of
     discontinued operations                  $    -        $   5,781,602
                                              ===========   ==============

Net current liabilities of
 discontinued operations:

  Cash                                        $    -        $      29,504
  Accounts receivable                              -            2,370,834
  Other current assets                             -              373,339
  Short term borrowings                            -           (1,313,100)
  Current obligations under capital leases         -             (982,360)
  Current maturities of long term debt             -             (298,561)
  Accounts payable                                 -           (2,669,936)
  Accrued expenses and other
   current liabilities                          (565,886)      (1,317,165)
                                              -----------   --------------
    Net current liabilities of
     discontinued operations:                 $ (565,886)   $  (3,807,445)
                                              ===========   ==============

All of the business combinations described above have been accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired companies have been included in the Company's consolidated financial statements since their respective dates of acquisition. Assets acquired and liabilities assumed were recorded at fair market value. The purchase price of the respective companies exceeded the fair value of net assets acquired by approximately $31 million, which is being amortized on a straight-line basis over 40 years. The following unaudited pro forma consolidated results of operations of the Company for the years ended
December 31, 1997 and 1996 account for the five 1997 acquisitions and the disposal of the Company's parcel delivery and courier operations as if they had occurred on January 1, 1997 and 1996, respectively. The pro forma results give effect to the amortization of goodwill, the effects of additional interest expense, and certain adjustments.

              UNAUDITED PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31

                                               1997                1996
                                         ----------------    ----------------
    Revenues                             $   111,809,000     $   117,603,000
                                         ================    ================
    Income (loss)from continuing
    operations available to
     common shareholders                 $       368,000     $      (184,806)
                                         ================    ================
    Income per basic common share        $          0.02     $         (0.02)
                                         ================    ================
    Income per diluted common share      $          0.02     $         (0.02)
                                         ================    ================
    Weighted average number of basic
     common shares outstanding                16,434,279          11,961,948
                                         ================    ================
    Weighted average number of diluted
     common shares outstanding                17,652,501          11,961,948
                                         ================    ================

The above pro forma statements do not necessarily purport to be indicative of the results of operations which would have occurred had the acquisitions been made on January 1, 1997 or 1996, nor are they indicative of future results.

NOTE 4: Stock

The Articles of Incorporation prior to 1996 provided for 200,000 shares of Class A, Series 1 cumulative convertible preferred stock. In 1994, 100,000 shares were sold for a total purchase price of $2,500,000. The preferred shares are nonvoting and generally provide for a conversion into common stock at a rate of $3.00 per share and a cumulative dividend of $1.75 per year per share.

During 1996, the Board of Directors amended the Articles of Incorporation to provide for 300,000 shares of Class A, Series 2 Cumulative Preferred Stock ("Series 2 Preferred"). In the first quarter of 1996, 120,000 shares were sold for a total price of $3,000,000 to an affiliate of the Company's Chairman. Proceeds from the sale were used to retire $3,000,000 of bank debt. In the second quarter, 60,000 shares were sold at a total price of $1,500,000 to the same affiliate of the Company's Chairman. Proceeds from this sale were used to fund working capital requirements. The Series 2 Preferred shares are nonvoting, provided for a conversion into common stock at a rate of $2.50 per share, and provided for a cumulative dividend of $1.75 per annum, paid quarterly.

Subsequently, the Board of Directors amended the Articles of Incorporation to provide for 300,000 shares of Class A, Series 3 Cumulative Preferred Stock ("Series 3 Preferred"). In September 1996, 60,000 shares were sold for a total price of $1,500,000 to an affiliate of the Company's Chairman. Proceeds from the September sale were used to fund working capital requirements. The Series 3 Preferred shares are nonvoting and generally provide for a conversion into common stock at a rate of $2.50 per share, and provide for a cumulative dividend of $2.00 per annum, paid quarterly.

In December 1996, the Board of Directors approved an amendment to the Company's Articles of Incorporation, to provide for 300,000 shares of Class A Series 4 Preferred Stock ("Series 4 Preferred"). The Series 4 Preferred is identical to the Company's Series 3 Preferred except that the price at which the Preferred Stock can be converted into common shares is $2.00 per share rather than $2.50. The Company issued 80,000 shares of newly authorized Series 4 Preferred to an affiliate of the Company's Chairman for the total purchase price of $2,000,000 or $25.00 per share on December 30, 1996.
At December 31, 1996, the Company had accrued preferred stock dividends included in accounts payable of $281,750.

In the second quarter of 1997 the holders of the Company's outstanding preferred stock elected to convert their preferred stock and accrued dividends of $385,000 to common stock. The Company issued 4,323,922 shares of common stock upon the conversion.

NOTE 5: Income Taxes

The provision for income taxes consisted of the following:

                                          Years ended December 31,
                                           1997              1996
  Current:
   Federal                             $   -             $   -
   State                                  43,174             -
                                       ----------        ----------

   Total current                          43,174             -
                                       ----------        ----------

  Deferred:
  Federal                                  -                 -
  State                                   27,491             -
                                       ----------        ----------
  Total deferred                          27,491             -
                                       ----------        ----------

  Provision for income taxes           $  70,665         $   -
                                       ==========        ==========

The components of the net deferred tax liability are as follows:

                                          Years ended December 31,
                                           1997              1996
 Depreciation                         $   3,762,133     $     625,129
 Net operating loss                     (12,903,391)       (7,550,378)
 Estimated expenses deductible in
  future tax periods                       (601,929)            -
 Other                                     (220,231)           (4,250)
                                      --------------    --------------
Net deferred tax asset                   (9,963,418)       (6,929,499)
Valuation allowance                      12,903,391         6,929,499
                                      --------------    --------------

Net deferred income tax liability     $   2,939,973     $       -
                                      ==============    ==============

The difference between the provision for income taxes attributable to continuing operations and the amounts that would be expected using the Federal statutory income tax rate of 34% is explained below.

                                              Years ended December 31,
                                             1997                  1996
Tax at federal statutory rate
 Continuing operations                 $     113,274         $    (122,092)
 Discontinued operations                  (4,048,228)           (1,628,689)
Change in deferred tax asset
 valuation allowance                       3,710,431             1,939,352
Nondeductible expenses                       226,217                 -
State taxes net                               46,639              (202,314)
Other                                         22,332                13,743
                                       --------------        --------------

Net provision for income taxes         $      70,665         $       -
                                       ==============        ==============

At December 31, 1997, the Company has $31,384,347 of net operating loss carryforwards potentially available to offset taxable income which expire during the years 2000 to 2012. The Company has not given recognition to tax benefits of net operating loss carryforwards in the financial statements because management believes the Company's history of operating losses diminishes the Company's immediate ability to demonstrate that more likely than not, that the future benefits will be realized. Additionally, these net operating loss carryforwards are subject to limitation in any given year in the event of significant changes in ownership as set forth in the Internal Revenue Code and related Treasury Regulations. Consequently, a determination has not been made as to the amount, if any, of the reduction in the net operating loss carryforwards available against potential future taxable income. The valuation allowance increased by $5,973,892 during 1997 of which a portion is related to preacquisition losses. Tax loss carryforwards at December 31, 1997 expire as follows:

  Year of Expiration                Federal                      State
  ------------------          ----------------          ----------------
  2000                        $        40,427           $        40,427
  2001                                 33,823                    33,823
  2002                                630,478                   630,478
  2003                                651,378                   651,378
  2004                                481,704                   481,704
  2005                              2,712,465                 2,696,980
  2006                              2,138,152                 2,125,475
  2007                              1,574,149                 1,562,086
  2008                              1,250,395                 1,069,463
  2009                              1,537,193                 1,119,038
  2010                              3,463,084                 2,796,533
  2011                              7,005,527                 4,895,973
  2012                              9,865,572                 6,905,900
                              ----------------          ----------------

                              $    31,384,347           $    25,009,258
                              ================          ================

NOTE 6: Property and Equipment

Property and equipment consisted of the following at December 31:

                                                  1997                1996
                                         -------------------    --------------
Land                                     $           477,264    $       -
Building                                           2,786,376            -
Revenue equipment                                 27,895,207            -
Other                                              2,261,990            6,372
                                         --------------------   --------------
                                                  33,420,837            6,372
Less accumulated depreciation                      3,374,971            1,544
                                         --------------------   --------------
                                         $        30,045,866    $       4,828
                                         ====================   ==============

NOTE 7: Long-term Debt

Long-term debt is due in installments through 2015, bears interest at rates ranging from 5.7% - 12.0% and is collateralized by land, buildings and equipment. Long-term debt maturing during each of the following years is as follows:

       Years Ended                                        Long-term
       December 31,                                         Debt
       ------------                                  -------------------
       1998                                          $        5,183,040
       1999                                                   9,655,982
       2000                                                   2,505,396
       2001                                                   1,615,650
       2002                                                     764,895
       Thereafter                                             1,083,032
                                                     -------------------
       Total long-term debt                                  20,807,995
       Less current portion                                   5,183,040
                                                     -------------------
       Long-term portion of long-term debt                 $ 15,624,955
                                                     ===================

In the fourth quarter of 1997 the Company entered into a $20 million revolving line of credit secured by accounts receivable. The facility bears interest at the rate of 2.50% over LIBOR. At December 31, 1997 $5.4 million was outstanding under this facility. The loan matures May 1, 1999 at which time it may be converted to a term credit facility. The revolving credit facility contains covenants which require, among other things net worth, leverage, and interest coverage ratios within specified levels and contain other provisions and covenants customary in lending transactions of these types. The Company is in compliance with all covenants required by this facility.

In July 1997, an affiliate of the Company's Chairman loaned the Company $4 million. The note bears interest at the rate of 9% and is payable in four equal annual installments commencing April 1999.

NOTE 8: Capitalized Leases

The Company has entered into certain lease agreements, which have been accounted for as capitalized leases. Substantially all of the capitalized leases are for vehicles. The minimum future lease payments and the present value of such commitments for the capitalized leases are as follows:

                                                    Capitalized
                                                       Lease
       Years Ended December 31,                     Obligations
       ------------------------                   --------------
               1998                               $   3,764,479
               1999                                   3,198,137
               2000                                   2,634,688
               2001                                   2,615,497
               2002                                     647,135
                                                  -------------
       Total minimum obligations                     12,859,936
       Less amount representing interest              1,839,193
                                                  --------------
       Present value of net minimum obligations     11,020,743
       Less current portion                          2,993,935
                                                  --------------
       Long-term capitalized lease obligations    $  8,026,808
                                                  ==============

The present values of minimum future obligations shown above are calculated based on an interest rate of 8% which was determined in connection with the acquisition of the respective companies and approximates the Company's incremental borrowing rate. Interest expense on obligations outstanding under capitalized leases was approximately $335,000 and nil for the years ended December 31, 1997 and 1996, respectively.

NOTE 9: Operating Leases

The Company leases terminal and office facilities under noncancellable operating lease agreements. Lease terms range from one to five years and provide that the Company will pay real estate taxes, maintenance, insurance and certain other expenses. At December 31, 1997 future minimum payments under non-cancelable operating leases having an initial or remaining term of more than one year were:


                                       Operating
       Years Ended                       Lease
       December 31,                    Obligations
       ------------                  ----------------
          1998                       $       794,160
          1999                               697,426
          2000                               663,250
          2001                               645,750
          2002                               410,130
                                     ----------------

              Total                  $     3,210,716
                                     ================

Total rent expense under all operating leases was $215,000 and nil for the years ended December 31, 1997 and 1996, respectively. Substantially all of the lease obligations reflected above are for building leases. The Company believes that upon expiration of these leases it will be able to negotiate new leases on acceptable terms although lease costs may increase.

NOTE 10: Fair Values of Financial Instruments

Disclosure of fair value information about certain financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value, is required by Statement of Financial Accounting Standards (SFAS) 107, Disclosure about Fair Value of Financial Instruments. Substantially all of the Company's assets and liabilities were obtained as a result of the five trucking companies acquired during the last six months of fiscal 1997. In connection with accounting for those acquisitions, the assets acquired and liabilities assumed were recorded at fair market value. The Company believes that the fair market value of the assets and liabilities has not changed since the date of acquisition.

NOTE 11: Stock Options and Warrants

The Company has granted options and warrants to acquire its common stock at various times under various plans, contracts and employment agreements that approximated or exceeded fair market value at the date of issue. Options and warrants may be exercised over periods ranging up to ten years and generally expire in five to ten years.

A summary of outstanding options and warrants is as follows:

                                  1997                         1996
                       -------------------------- -----------------------------
                                   Weighted-Avg.                 Weighted-Avg.
                           Shares  Exercise Price     Shares     Exercise Price
                       ----------- -------------- -------------  --------------
Outstanding beginning
  of Year                1,290,225    $ 3.14          1,282,725        $ 3.14
Granted during
 the year                1,488,933      3.22              7,500          2.16
Exercised or
 canceled during year      (25,000)     2.50              -              -
                       ------------                -------------
Outstanding              2,754,158    $ 3.19          1,290,225        $ 3.14
  end of year          ============                =============

Options and warrants outstanding at December 31, 1997 were exercisable at prices ranging from $1.43 to $6.00. All stock options and warrants are noncompensatory.

Additionally, in conjunction with the initial public offering, the Company issued 690,000 warrants. Two warrants entitle the holder thereof to purchase at a price of $7.50 per share, one share of common stock at any time until November 16, 2000. The warrants are subject to redemption by the Company at $.05 per warrant at any time on 30 days' written notice, provided that the average closing bid price of the common stock on NASDAQ is at least $8.50 for ten consecutive trading days ending five days prior to the date of the notice of redemption.

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option and warrant grants. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under this plan consistent with the methodology prescribed by SFAS 123, the Company's net loss per share would be increased to the unaudited pro forma amounts indicated below.

                                             1997                   1996
                                    --------------------    ------------------
  Net loss             As reported  $       (11,644,060)    $      (5,149,357)
                       Pro forma            (12,984,054)           (5,161,747)
  Net loss per share   As reported  $             (1.08)    $           (1.48)
                       Pro forma                  (1.17)                (1.48)

The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively; expected volatility of 1.22% and 97% and risk-free interest rates of 5.48% and 6.49%. An expected option term of 5 years for both periods was developed based on historical grant information.

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

NOTE 12: Subsequent Events

In January 1998, the Company acquired Transportation Resources and Management, Inc. ("TRM") a privately held trucking company based in Fort Wayne, Indiana. TGI issued approximately 366,000 shares of its common stock in addition to a cash payment of $200,000 for all of the common stock of TRM.

In March 1998, the Company announced that it had executed a letter of intent to acquire Certified Transport, Inc., an Indianapolis based short and medium-haul carrier. As part of the transaction, TGI will also acquire an affiliate of Certified Transport - Venture Logistics, Inc.

The business combinations described above will be accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired companies have been included in the Company's consolidated financial statements since their respective dates of acquisition. Assets acquired and liabilities assumed were recorded at fair market value. The purchase price of the respective companies exceeded their fair value of net assets acquired by approximately $36 million, which is being amortized on a straight-line basis over 40 years. The following unaudited pro forma consolidated results of operations of the Company for the years ended
December 31, 1997 and 1996 account for the Company's five 1997 acquisitions, the acquisition of TRM, the proposed acquisition of Certified Transport and the disposal of the Company's parcel delivery and courier operations as if they had occurred on January 1, 1997 and 1996, respectively. The pro forma results give effect to the amortization of goodwill, the effects of additional interest expense, and certain adjustments.



              UNAUDITED PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31

                                               1997                1996
                                         ----------------    ----------------
    Revenues                             $   140,699,000    $   141,651,000
                                         ================    ================
    Income (loss)from continuing
     operations available to
     common shareholders                 $     1,220,000     $       (86,806)
                                         ================    ================
    Income per basic common share        $          0.07     $         (0.01)
                                         ================    ================
    Income per diluted common share      $          0.06     $         (0.01)
                                         ================    ================
    Weighted average number of basic
     common shares outstanding                17,900,279          13,427,948
                                         ================    ================
    Weighted average number of diluted
     common shares outstanding                19,118,501          13,427,948
                                         ================    ================

The above pro forma statements do not necessarily purport to be indicative of the results of operations which would have occurred had the acquisitions been made on January 1, 1997 or 1996, nor are they indicative of future results.

NOTE 13: Related Party Transactions

The Company leases certain facilities from several of the former owners of the businesses acquired. During 1997, rental payments under operating leases to related parties aggregated $194,000. Payments to related parties under capitalized leases totaled $785,000 in 1997, including $158,000 charged to interest expense.

The terms of the leases with related parties is, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated third parties.

NOTE 14: Commitments and Contingencies

In connection with the acquisitions of Capitol Warehouse, Service Express, and Carroll Fulmer, the Company granted the selling shareholders the right to require the Company to redeem a portion of the shares which they received in exchange for selling their businesses to the Company. The dollar amount of stock subject to mandatory redemption by the Company aggregates approximately $8.1 million. Of this $8.1 million, options in the amount of $4.6 million are exercisable before August 29, 1998 when an additional $3.5 million become exercisable. The redemption rights expire in the amounts of $2.1 million at August 15, 1998 and $6.0 million at August 29, 2003.

Holders of redemption rights with respect to $6.0 million of stock may require either the Company to redeem the stock or a major shareholder of the Company to acquire the stock at a price of $3.60 per share. Holders of redemption rights with respect to $1.8 million of stock at $3.875 per share and $0.3 million at $6.75 per share have the right to require the Company to redeem their shares, with the guarantee from a major shareholder.

Through March 31, 1998, the Company has received notification that shareholders have exercised their redemption rights with respect to approximately $2.9 million. Of this amount, approximately $900,000 has been purchased by third parties and $75,000 has been redeemed by the Company, thereby reducing the Company's obligation. To the extent such redemption rights are exercised, the Company will be required to fund the cash required to meet its obligations under the redemption rights, by drawing on bank lines which may be available to its subsidiaries, or to call upon a major shareholder to purchase the stock under such shareholder's obligations and guarantees associated with the acquisition contracts.

In connection with the sale of the Company's parcel delivery and courier operations, the Company issued certain warranties regarding the value of certain assets and liabilities transferred to the purchasers of the businesses and remains contingently liable on certain real and personal property leases. To provide for possible liabilities, which would arise under the warranties on lease agreements, the Company has recorded a liability of approximately $566,000. To the extent this liability is not required, it will result in income in future periods.