Form 10QSB
period 1998-03-31
TRANSIT GROUP INC
filed 1998-05-14
CIK 853532

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

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


Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 20,940,583 shares of the Company's common stock outstanding as of April 30, 1998.

Transitional Small Business Disclosure Format (Check One) Yes    No X

                               TRANSIT GROUP, INC.

                                   FORM 10-QSB

                                      INDEX

PART I.FINANCIAL INFORMATION                                        Page Number

        Item 1
        Financial Statements

        Consolidated Balance Sheets
         as of March 31, 1998 and December 31, 1997                         2

        Consolidated Statements of Operations for the three
         months ended March 31, 1998 and 1997                               3

        Consolidated Statement of Changes in Total Non Redeemable
         Preferred Stock, Common Stock and other Shareholder's Equity       4

        Consolidated Statements of Cash Flows for the three
         months ended March 31, 1998 and 1997                               5

        Notes to Consolidated Financial Statements                          6

        Item 2
        Management's Discussion and Analysis or Plan of Operation           9

PART II. OTHER INFORMATION                                                 12

         Item 1
         Legal Proceedings

         Item 2
         Changes in Securities and Use of Proceeds

         Item 3
         Defaults Upon Senior Securities

         Item 4
         Submission of Matters to a Vote of Security Holders

         Item 5
         Other Information

         Item 6
         Exhibits and Reports on Form 8-K



                              TRANSIT GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                 March 31, December 31,

                                                                              1998                    1997
                                                                           -----------             -----------
                                                                           (Unaudited)


Current assets:

  Cash                                                                    $    1,039,139         $      789,791
  Accounts receivable (net of allowance of $159,000 and $173,000)             12,019,343             11,314,417
  Other current assets                                                         1,980,753              1,429,181
                                                                          ---------------        ----------------
      Total current assets                                                    15,039,235             13,533,389
                                                                          ---------------        ----------------


Noncurrent assets:

  Equipment, at net book value                                                31,432,180             30,045,866
  Goodwill                                                                    31,525,523             30,706,028
  Other assets                                                                   774,381                769,522
                                                                          ---------------        ----------------
      Total noncurrent assets                                                 63,732,084             61,521,416
                                                                          ---------------        ----------------

      Total assets                                                        $   78,771,319         $   75,054,805

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Current portion of long-term debt and capital leases                    $    9,178,119         $    8,176,975
  Accounts payable and accrued expenses                                        9,166,417              9,551,527
  Current portion of deferred taxes                                              582,548                582,548
  Net current liabilities of discontinued operations                             510,727                565,886
                                                                          --------------         ---------------
      Total current liabilities                                               19,437,811             18,876,936
                                                                          --------------         ---------------
Noncurrent liabilities:

  Long-term obligations under capital leases                                   8,512,532              8,026,808
  Long-term debt                                                              16,260,943             15,624,955
  Note payable to affiliate of Chairman                                        4,000,000              4,000,000
  Deferred taxes                                                               2,357,425              2,357,425
                                                                          --------------         ---------------
     Total noncurrent liabilities                                             31,130,900             30,009,188
                                                                          --------------         ---------------

     Total liabilities                                                        50,568,711             48,886,124
                                                                          --------------         ---------------
Redeemable common stock                                                        7,127,007              7,452,007
                                                                          --------------         ---------------
Non redeemable preferred stock, common stock
 and other shareholders' equity:
  Preferred stock, $.01 par value, 800,000 shares authorized                       -----                  -----
  Common Stock, $.01 par value, 30,000,000 shares
  authorized, 20,940,583 and 20,574,626 shares issued and outstanding            190,263                185,770
  Treasury stock                                                                 (75,000)                 -----
  Additional paid-in capital                                                  52,453,894             50,650,534
  Note receivable secured by stock                                              (891,167)              (675,000)
  Accumulated deficit                                                        (30,602,389)           (31,444,630)
                                                                          --------------         ---------------
      Total non redeemable preferred stock, common stock
       and other shareholders' equity                                         21,075,601             18,716,674

                                                                          ===============         ==============
      Total liabilities and shareholders' equity                          $   78,771,319          $  75,054,805
                                                                          ===============         ==============


      See accompanying notes to consolidated financial statements.


                                              TRANSIT GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)



                                                                         Three Months Ended March 31,
                                                                    ---------------------------------------

                                                                           1998                  1997

                                                                     ------------------   ------------------

Revenues and other income:
Freight and transportation revenue                                  $      25,932,740    $           -----
Other income                                                                  497,744                -----

                                                                    ------------------   ------------------
   Total revenues and other income                                         26,430,484                -----
                                                                    ------------------   ------------------

Operating Expenses:
Purchased transportation                                                    5,700,732                -----
Salaries, wages and benefits                                                5,598,544                -----
Fuel                                                                        2,019,748                -----
Operating supplies and expenses                                             8,778,156                -----
Insurance                                                                     525,946                -----
Depreciation and amortization expense                                       1,349,117                -----
General and administrative expense                                            711,084               93,408

                                                                    ------------------   ------------------
     Total operating expenses                                              24,683,327               93,408
                                                                    ------------------   ------------------

     Operating income (loss)                                                1,747,157              (93,408)
Interest expense                                                              804,659                -----
                                                                    ------------------   ------------------

Income (loss) from continuing operations
   before income taxes                                                        942,498              (93,408)
Income taxes attributable to continuing operations                            100,257                -----
                                                                    ------------------   ------------------
Income (loss) from continuing operations                                      842,241              (93,408)

  Loss from discontinued operations                                             -----           (2,435,422)
                                                                    ------------------   ------------------

  Net income (loss)                                                           842,241           (2,528,830)
Preferred stock dividend requirement                                            -----             (192,500)
                                                                    ------------------   ------------------

Income (loss) to common shareholders                                $         842,241    $      (2,721,330)
                                                                    ==================   ==================

Income (loss) per common share -- basic and diluted
  Continuing operations                                             $            0.04    $           (0.07)
  Loss from discontinued operations                                              0.00                (0.65)
                                                                    ------------------   ------------------

        Net income (loss) per basic and diluted common share        $            0.04    $           (0.72)
                                                                    ==================   ==================

Weighted average number of common shares
  outstanding - basic                                                      20,822,664            3,758,671
                                                                    ==================   ==================

Weighted average number of common shares
  outstanding - diluted                                                    22,061,261            3,758,671
                                                                    ==================   ==================


         See accompanying notes to consolidated financial statements.


                                                 TRANSIT GROUP, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                                                    Three Months Ended March 31,
                                                                         ----------------------------------------------

                                                                                  1998                     1997
                                                                         ---------------------    ---------------------

Cash flows from operating activities:
  Income (loss) from continuing operations                               $            842,241     $            (93,408)
                                                                         ---------------------    ---------------------
    Adjustments  to  reconcile  income  (loss)  to cash  provided  by (used in)
      operating activities:
      Depreciation and amortization                                                 1,349,117                    -----
      Gain on sale of equipment                                                      (142,282)                   -----
    Changes in assets and liabilities:
      Increase in accounts receivable                                                (620,875)                   -----
      Increase in other assets                                                       (400,566)                 (93,527)
      (Decrease) increase in accounts payable and accrued expenses                   (907,785)                  48,166
      Other                                                                           (67,131)                   -----
                                                                         ---------------------    ---------------------

          Total adjustments                                                          (789,522)                 (45,361)
                                                                         ---------------------    ---------------------

          Net cash provided by (used in) continuing operations                         52,719                 (138,769)
          Net cash used in discontinued operations                                    (55,159)                (698,864)
                                                                         ---------------------    ---------------------

              Net cash provided by (used in) operating activities                      (2,440)                (837,633)
                                                                         ---------------------    ---------------------

Cash flows from investing activities:
  Business combinations                                                              (210,196)                   -----
  Proceeds from disposal of equipment                                                 843,510                    -----
  Purchase of equipment                                                              (188,606)                 (56,636)
                                                                         ---------------------    ---------------------

               Net cash provided by (used in) investing activities                    444,708                  (56,636)
                                                                         ---------------------    ---------------------

Cash flows from financing activities:
  Purchase of treasury stock                                                          (75,000)                   -----
  Repayment of capital lease obligations and long-term debt                        (3,237,851)                (567,864)
  Increase in borrowings                                                            3,119,931                2,086,900
  Decrease in bank overdraft                                                            -----                 (683,337)
                                                                         ---------------------    ---------------------

               Net cash (used in) provided by financing activities                   (192,920)                 835,699
                                                                         ---------------------    ---------------------

Increase in cash                                                                      249,348                  (58,570)
Cash, beginning of period                                                             789,791                    6,455
                                                                         ---------------------    ---------------------
Cash, end of period                                                      $          1,039,139     $              6,458
                                                                         =====================    =====================

Supplemental cash flow data
   Cash paid for interest                                                $            910,279     $              -----
                                                                         =====================    =====================

Business combinations
  Fair value of assets acquired                                          $          4,550,000     $              -----
  Fair Value of liabilities assumed                                                (2,800,000)                   -----
  Common stock issued                                                              (1,540,000)                   -----
                                                                         ---------------------    ---------------------
               Net cash payments                                         $            210,000     $              -----
                                                                         =====================    =====================

             See accompanying  notes to consolidated  financial statements.



                              TRANSIT GROUP, INC.

                   CONSOLIDATED STATEMENT OF CHANGES IN TOTAL

                  NON REDEEMABLE PREFERRED STOCK, COMMON STOCK

                         AND OTHER SHAREHOLDERS' EQUITY

                                                                                                                        Total

                                     Common      Treasury       Additional     Note receivable     Accumulated      shareholders'

                                     stock         stock      paid-in capital  secured by stock      deficit            equity
                                    ---------    -----------  ---------------  ----------------    --------------   ---------------

Balance at December 31, 1997       $  185,770  $       -----  $    50,650,534  $       (675,000) $    (31,444,630) $     18,716,674

Stock issued for acquisitions           3,660          -----        1,479,193             -----             -----         1,482,853

Stock subject to redemption               833        (75,000)         324,167             -----             -----           250,000

Accrued interest                        -----          -----            -----           (16,167)            -----           (16,167)

Note secured by stock                   -----          -----            -----          (200,000)            -----          (200,000)

Net income                              -----          -----            -----             -----           842,241           842,241

                                   =========== ============== ================ ================= ================= =================
Balance March 31, 1998             $  190,263  $     (75,000) $    52,453,894  $       (891,167) $    (30,602,389) $     21,075,601
                                   =========== ============== ================ ================= ================= =================

        See accompanying notes to consolidated financial statements.

                      TRANSIT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The information presented herein as of March 31, 1998, and for the three months ended March 31, 1998 and 1997 is unaudited. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

1.  Basis of Presentation
The consolidated balance sheet of Transit Group, Inc. ("Transit Group" or the "Company") as of March 31, 1998, it's consolidated statements of operations, and its consolidated statements of cash flows for the three month periods ended March 31, 1998 and 1997 reflect the disposal of the parcel delivery and courier operations and the acquisition of six truckload carriers (see Note 3).

These financial statements include the consolidated balance sheets of the Company and it's six acquired subsidiaries, Carolina Pacific Distributors, Inc. ("Carolina Pacific"), Capitol Warehouse, Inc. ("Capitol Warehouse"), Service Express, Inc. ("Service Express"), Carroll Fulmer Group, Inc. ("Carroll Fulmer"), Rainbow Trucking ("Rainbow"), and Transportation Resource Management ("TRM") at March 31, 1998 and the results of operations and cash flows for the periods since acquisition:

Company                                           Date Acquired
------------------------                          -------------
Carolina Pacific                                  July 12, 1997
Capitol Warehouse                                 August 16, 1997
Service Express                                   August 16, 1997
Carroll Fulmer                                    August 30, 1997
Rainbow                                           December 30, 1997
TRM                                               January 30, 1998

The Company's consolidated statement of operations for the three month period ended March 31, 1997 and it's consolidated statement of cash flows for the three month period ended March 31, 1997 have been restated to reflect the disposal of the company's parcel delivery and courier operations.

2.  Summary of Significant Accounting Policies

Management's Representation

The accompanying interim consolidated financial statements have been prepared by the Company in accordance and consistent with the accounting policies stated in the Company's 1997 Annual Report on Form 10-KSB and should be read in conjunction with the consolidated financial statements appearing therein. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements are reflected in the interim periods presented. The consolidated financial statements for the three months ended March 31, 1997 have been restated in accordance with APB No. 30 to reflect the Company's decision to dispose of the courier and package delivery operations. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the annual consolidated financial statements and notes of Transit Group.

3.  Business Combinations

The Company acquired five truckload carriers in 1997 and one company in the first quarter of 1998. On January 30, 1998 the company acquired TRM a regional truckload carrier located in Fort Wayne, Indiana. TRM operates approximately 50 tractors and 90 trailers with the bulk of their business concentrated in a seven state area surrounding Indiana.

In connection with this acquisition, the Company paid $.2 million in cash and issued approximately 366,000 shares of common stock. The TRM acquisition as well as the previous five acquisitions have been accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired companies have been included in the Company's consolidated financial statements since their respective dates of acquisition. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. The purchase price of the respective companies exceeded the fair value of net assets acquired by approximately $32.0 million, which is being amortized on a straight-line basis over 40 years. The following unaudited pro forma consolidated results of operations of the Company for the three month periods ended March 31, 1998 and 1997 account for the six acquisitions and the disposal of the Company's parcel delivery and courier operations as if they had occurred on January 1, 1998 and 1997, respectively. The pro forma results give effect to the amortization of goodwill, the effects of additional interest expense and certain other adjustments.

                                 Unaudited Pro Forma Combined Results of Operations
                                         For the Three Months Ended March 31

                                                                              1998                        1997
                                                                              ----                        ----

      Revenues                                                        $      26,843,000         $      29,948,000
                                                                      =====================     ======================

      Income from continuing operations
      available to common shareholders                                $         842,000         $          83,000
                                                                      =====================     ======================

      Income per basic common share                                   $             .04         $             .01
                                                                      =====================     ======================

      Income per diluted common share                                 $             .04         $             .01
                                                                      =====================     ======================

      Weighted average number of basic common
      shares outstanding                                                     20,940,583                13,204,474
                                                                      =====================     ======================

      Weighted average number of diluted  common
      shares outstanding                                                     22,179,180                14,049,416
                                                                      =====================     ======================

The above pro forma statements do not necessarily purport to be indicative of the results of operations which would have occurred had the acquisition been made on January 1, 1998 or 1997, nor are they indicative of future results.

4.  Income Taxes

At March 31, 1998, the Company has approximately $30.1 million of net operating loss carryforwards potentially available to offset taxable income which expire during the years 2000 to 2012. The Company has not given recognition to tax benefits of net operating loss carryforwards in the financial statements, except for those net operating loss carryforwards which can be offset against current income, because management believes the Company's history of operating losses diminishes the Company's immediate ability to demonstrate that more likely than not, the future benefits will be realized. Accordingly, the Company has provided a valuation allowance of $12.2 million against those net operating loss carryforwards. Additionally, these net operating loss carryforwards are subject to limitation in any given year in the event of significant changes in ownership as set forth in the Internal Revenue Code and related Treasury Regulations.

The difference between the provision for income taxes attributable to continuing operations and the amount that would be expected using the Federal statutory income tax of 34% is related to the reduction in the valuation allowance due to the generation of taxable income in the current period as well as certain nondeductible expenses.

5.  Subsequent Events

In May 1998, the Company acquired Certified Transport, Inc. and Venture Logistics ("Certified") a privately held short to medium haul dry van carrier based in Indianapolis, Indiana. TGI issued approximately 1,072,000 shares of its common stock in addition to a cash payment of $1,500,000 for all of the common stock of Certified.

Also in May 1998, the Company announced that it had executed a letter of intent to acquire Network Transport, Inc., a privately held trucking company based in Toronto, Canada.

The business combinations described above will be accounted for under the purchase method of accounting. Assets acquired and liabilities assumed will be recorded at fair market value. The purchase price of the respective companies is expected to exceed their fair value of net assets acquired by approximately $2 million, which will be amortized on a straight-line basis over 40 years. The following unaudited pro forma consolidated results of operations of the Company for the three month periods ended March 31, 1998 and 1997 account for the Company's five 1997 acquisitions, the acquisition of TRM, the acquisition of Certified, the proposed acquisition of Network Transport, Inc. and the disposal of the Company's parcel delivery and courier operations as if they had occurred on January 1, 1998 and 1997, respectively. The pro forma results give effect to the amortization of goodwill, the effects of additional interest expense, and certain adjustments.

                                 Unaudited Pro Forma Combined Results of Operations
                                        For the Three Months Ended March 31,

                                                                              1998                        1997
                                                                               ----                        ----

      Revenues                                                        $      33,762,000         $      36,633,000
                                                                      =====================     ======================

      Income from continuing operations
      available to common shareholders                                $       1,219,000         $         384,000
                                                                      =====================     ======================

      Income per basic common share                                   $             .05         $             .03
                                                                      =====================     ======================

      Income per diluted common share                                 $             .05         $             .03
                                                                      =====================     ======================

      Weighted average number of basic common
      shares outstanding                                                     22,203,749                14,467,639
                                                                      =====================     ======================

      Weighted average number of diluted  common
      shares outstanding                                                     23,442,346                15,312,581
                                                                      =====================     ======================

The above pro forma statements do not necessarily purport to be indicative of the results of operations which would have occurred had the acquisition been made on January 1, 1998 or 1997, nor are they indicative of future results.

                      TRANSIT GROUP, INC. AND SUBSIDIARIES
                Item 2. Management's Discussion and Analysis or
                               Plan of Operation

The following discussion should be read in conjunction with the Consolidated Financial Statements, including the footnotes, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere herein. Historical results of operations and the percentage relationships among any amounts included in the Consolidated Statements of Operations, and any trends which may appear to be inferable therefrom, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

Comments in this Management's Discussion and Analysis or Plan of Operation regarding the Company's business which are not historical facts are forward looking statements that involve risks and uncertainties. Among these risks are the Company is in a highly competitive business, has a history of operating losses, and is pursuing a growth strategy that relies in part on the completion of acquisitions of companies in the trucking industry. There can be no assurance that in its highly competitive business environment, the Company will successfully improve its operating profitability or consummate such acquisitions.

The following discussion and analysis reflect the Company's financial position, results of operations and cash flows as restated to reflect the disposal of the parcel delivery and courier operations in accordance with APB No. 30.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and cash flow deficits since inception. From September 1985 through March 31, 1998, the Company had accumulated a deficit from operating losses of $29.3 million and has paid dividends on its preferred stock of approximately $1.3 million and has purchased treasury stock of $.1 million. As of March 31, 1998, the Company had raised $59.8 million, net of notes receivable secured by stock in the amount of $.9 million, from (i) private placements of preferred stock (which has been converted to common stock), (ii) its initial public offering of November 2, 1989, (iii) the sale of restricted and unrestricted common shares and (iv) stock issued in connection with the acquisition of the six truckload carriers. As a result of equity placements, dividends on preferred stock and cumulative losses, shareholders' equity as of March 31, 1998, was $21.1 million, and common stock issued subject to put arrangements was $7.1 million.

Redemption Rights for Selling Shareholders in Acquisitions

In connection with the acquisitions of Capitol Warehouse, Service Express, and Carroll Fulmer, the Company granted the selling shareholders the right to require the Company to redeem a portion of the shares which they received in exchange for selling their businesses to the Company. The dollar amount of stock subject to mandatory redemption by the Company aggregated approximately $8.1 million. Of this $8.1 million, options in the amount of $4.6 million are exercisable before August 29, 1998 when an additional $3.5 million become exercisable. The redemption rights expire in the amounts of $2.1 million at August 15, 1998 and $6.0 million at August 29, 2003.

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

Through March 31, 1998, the Company has received notification that shareholders have exercised their redemption rights with respect to approximately $2.9 million. Of this amount, approximately $.9 million of stock was purchased by third parties and $75,000 was redeemed by the Company, thereby reducing the Company's obligation to $7.1 million. In April 1998 an additional $1.45 million of stock was purchased by third parties thereby reducing the obligation under redemption rights to $5.67 million. To the extent such redemption rights are exercised, the Company will be required to fund the cash required to meet its obligations under the redemption rights by drawing on bank lines which may be available to its subsidiaries, or to call upon a major shareholder to purchase the stock under such shareholder's obligations and guarantees associated with the acquisition contracts.

Management believes, but can offer no assurances, that it can improve operating performance and cash flows through the following measures:

Eliminating Parcel Delivery and Courier Operations. Management has sold its unprofitable parcel delivery operations to a company controlled by its Chairman and its courier operations to an unrelated third party.

Acquiring Profitable Trucking Operations. The Company has reorganized into a "holding company" based in Atlanta, Georgia. This new corporate structure is intended to increase the Company's flexibility to pursue the acquisition and operation of profitable truckload motor carriers. The Company's intent is to continue to identify and acquire additional mid-size trucking companies, primarily with annual revenues between $5 million and $100 million, that possess strong market positions, sound management and a commitment to a high level of service and quality. The Company has completed the acquisition of six companies at March 31, 1998 and acquired a seventh company in the second quarter of 1998.

Relying on Equity Sales to or Loans from Major Shareholders. In July 1997, an affiliate of the Company's Chairman loaned the Company $4 million to consummate the acquisition of Carolina Pacific Distributors, Inc. During August, September and October of 1997, the affiliate loaned the Company an additional $2.6 million to fund the continuing operations of the parcel delivery and courier operations and fund certain expenses associated with the acquisition of the truckload companies. Of the $6.6 million borrowed, $2.6 million was assumed by the purchaser of the parcel delivery and courier operations, leaving a balance of $4 million at March 31, 1998.

Obtaining Bank Financing. Management has negotiated new lines of bank financing to provide working capital financing and financing for acquisitions of additional truckload motor carriers. The Company has entered into a $20 million revolving credit facility from a bank to make available to Capitol Warehouse, Carroll Fulmer, Service Express, Rainbow Trucking, Carolina Pacific, and TRM an asset based line of credit secured by accounts receivable.

Financial Condition

As of June 30, 1997, the Company treated its parcel delivery and courier business as discontinued operations. The Company's outstanding vehicle and equipment indebtedness, $2.6 million of indebtedness to an affiliate of the Company's Chairman, and certain operating leases were assumed by the companies purchasing the operations. The Company remains contingently liable on certain leases.

Results of Operations - Three months ended March 31, 1998

The Company discontinued its parcel delivery and courier business effective June 30, 1997. Accordingly, the Company had no revenues from continuing operations until July 11, 1997 with the purchase of Carolina Pacific and such revenues continued to increase with the acquisitions of five additional companies.

The following table sets forth items in the Consolidated Statement of Operations for the three months ended March 31, 1998 as a percentage of operating revenue. Because all truckload operations were acquired during the second half of 1997 and in the first quarter of 1998, the table is not comparative to an earlier period.


                                                   Percentage of
                                                 Operating Revenues
 Revenues and other income                              100.0%
                                                      ----------

 Operating expenses
  Purchased transportation                               21.6
  Salaries, wages and benefits                           21.2
  Fuel                                                    7.6
  Operating supplies and expenses                        33.2
  Insurance                                               2.0
  Depreciation and amortization expense                   5.1
  General and administrative expense                      2.7
                                                       ----------
     Total operating expenses                            93.4
                                                       ----------

     Operating income                                     6.6
 Interest expense                                         3.0
                                                       ----------

     Income from continuing operations
      Before income taxes                                 3.6
 Income taxes attributable to continuing
  Operations                                              0.4
                                                       ----------

 Income from continuing operations                        3.2%
                                                       ==========

The Company incurred corporate administration expenses for the three months ended March 31, 1998 of approximately $0.7 million as compared to approximately $93,000 for the three months ended March 31, 1997. These increases are attributable to administrative costs of reorganizing into a holding company structure, the opening of a new corporate office in Atlanta, and the increased costs associated with its acquisition activities.

Revenues attributable to the discontinued businesses were $5.1 million for the three months ended March 31, 1997.


Year 2000

The Company operates two primary software applications: its accounting and financial reporting systems and its integrated dispatch and billing systems. The accounting and financial reporting systems were acquired from a third party vendor in 1996 and were compliant with Year 2000 issues at acquisition. The vendors of the Company's integrated dispatch and billing systems have advised the Company that all Year 2000 software modifications will be completed by the third quarter of 1998. The cost of these modifications will be covered by the Company's existing software maintenance agreements. Accordingly, the Company does not anticipate incurring any material incremental costs in complying with year 2000 issues that will adversely affect its results of operations or financial condition.

                      TRANSIT GROUP, INC. AND SUBSIDIARIES
                          Part II - Other Information

Item 1 - Legal Proceedings

         Not applicable

Item 2 - Changes in Securities and Use of Proceeds

         Not applicable

Item 3 - Defaults on Senior Securities

         Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5 - Other Information

         Not applicable

Item 6 - Exhibits and Reports on Form 8-K

   (a)   Exhibits

           Exhibit 3 - Articles of Incorporation and Bylaws

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

          3.5 Certificate of Amendment to the Articles of Incorporation of General Parcel Service, Inc., dated March 5, 1996 (incorporated by reference from Exhibit A to Registrant's Form 8-K, dated March 5, 1996).

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

          4.5        Warrant  granting stock  purchase  rights to Drue B.
                     Linton  (incorporated  by reference from Exhibit 4.5
                     to Registrant's   Form  S-18,Registration No 33-30123A).

          4.6        Warrant  granting stock  purchase  rights to Steven C.
                     Koegler (incorporated by reference from Exhibit 4.7 to Registrant's Form S-18, Registration No. 33-30123A).

          4.7 Warrant granting stock purchase rights to J. Ray Gatlin (incorporated by reference from Exhibit 4.8 to Registrant's Form S-18,Registration No. 33-30123A).

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

          Exhibit 10 - Material Contracts

          10.1       Incentive Stock Option Plan (incorporated by referencefrom
                     Exhibit 10.2 to Registrant's Form S-18, Registration No. 33-30123A).

          10.2 Lease Agreement governing the Company's terminal in Columbia, South Carolina dated May 31, 1996 between the Company and Angoria Columbia Enterprises. (incorporated by reference from Exhibit 10.1 to Registrant's June 30, 1996 10-QSB, Registration No. 33-30123A).

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

          10.5 Lease Agreement governing the Company's terminal in Charleston, South Carolina dated July 9, 1996 between th Company and J. P. Gaillard, ET AL. (incorporated by reference from Exhibit 10.8 to Registrant's June 30, 1996 10-QSB, Registration No. 33-30123A).

         10.6 Lease Agreement governing the Company's terminal in Tampa, Florida dated November 30, 1994 and amended on January 26, 1996 and February 19, 1996 between the Company and Scott Steel, Inc. (incorporated by reference from Exhibit 10.1 to Registrant's September 30, 1996 10-QSB, Registration No. 33-30123A).

          10.7 Resignation agreement dated December 20, 1996 between the Company, E. Hoke Smith, Jr., and T. Wayne Davis as guarantor (incorporated by reference from Exhibit 10.31 to Registrant's 1996 10-KSB, Registration No. 33-30123A).

          10.8 Purchase Agreement governing purchase by Transit of the stock of Carolina Pacific (incorporated by reference from Exhibit 2.1 to Registrant's Form 8-K dated July 11, 1997).

          10.9 Purchase Agreement governing purchase by Transit of the stock of Service Express (incorporated by reference from Exhibit 2.1 to Registrant's Form 8-K dated August 15,
                     1997).

          10.10 Purchase Agreement governing purchase by Transit of the stock of Capitol Warehouse (incorporated by reference from Exhibit 2.2 to Registrant's Form 8-K dated August 15,
                     1997).

          10.11 Agreement and Plan of Reorganization under which Carroll Fulmer was merged with and into Transit Group Sub., Inc., a wholly-owned Florida subsidiary of Transit Group incorporated by reference from
                     Exhibit 2.1 to  Registrant's  Form 8-K dated August
                     29, 1997.

          10.12 Purchase Agreement governing purchase by Transit of the stock of Rainbow Trucking (incorporated by reference from Exhibit 2.1 to Registrant's Form 8-K dated December 30,
                     1997).

          10.13 Loan Agreement dated December 18, 1997 between the Company and AmSouth Bank (incorporated by reference from Exhibit 2.1 to Registrant's Form 8-K dated December 18, 1997).

          10.14 Advised Revolving Line of Credit Agreement dated as of December 18, 1997, as amended by Amendment to Advised Revolving Line of Credit Agreement dated as of January 14, 1998, by and among the Lender, the Co-Borrowers and the Registrant (incorporated by reference from Exhibit 99.1 to Registrant's Form 8-K dated March 16, 1998).

          10.15 Revolving Credit Note dated as of December 18,1997, by and among the Lender and the Co-Borrowers (incorporated by reference from Exhibit 99.2 to Registrant's Form 8-K dated March 16, 1998).

          10.16 Security Agreement dated as of December 18, 1997, by and among the Lender and the Co-Borrowers (incorporated by reference from Exhibit 99.3 to Registrant's Form 8-K dated March 16, 1998).

          10.17 Joinder to Advised Revolving Line of Credit Agreement and Joinder to Security Agreement dated as of January 14, 1998 by Rainbow Trucking Services, Inc. (incorporated by reference from Exhibit 99.4 to Registrant's Form 8-K dated March 16, 1998).

          11.1       Statement Regarding Computation of Earnings per Share.

  (b) The Company filed the following Current Reports on Form 8-K during the first quarter of 1998:

         (i)      A report on Form 8-K dated December 30, 1997, filed on
                  January 13, 1998 reporting the closing of the acquisition of Rainbow Trucking Services, Inc., the acquisition of Hawks Enterprises, Inc. and the acquisition of T.W. Transport, Inc.;

         (ii) A report on Form 8-K dated December 18, 1997, filed on February 10, 1998 reporting that the Company and certain of its subsidiaries entered into an Advised Revolving Line of Credit Agreement with the AmSouth for a revolver/term credit facility of up to $20 million; and

         (iii) A report on Form 8-K/A dated December 31, 1997, filed on March 16, 1998, reporting that the Company's management has determined that the acquisition of Rainbow Trucking, Hawks Enterprises and T.W. Transport were not material and, therefore, certain financial statements were not required to be filed.
Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Transit Group, Inc.

Date: May 14, 1998

                                           By:   /s/Wayne N. Nellums
                                                 -------------------
                                                    Wayne N. Nellums
                                                    Vice President,
                                                    Chief Financial Officer
                                                    and Secretary