Form 10QSB
period 1998-06-30
TRANSIT GROUP INC
filed 1998-08-13
CIK 853532

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period ended ____ to



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


Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 22,967,267 shares of the Company's common stock outstanding as of July 31, 1998.

Transitional Small Business Disclosure Format (Check One) Yes    No X

                              TRANSIT GROUP, INC.

                                  FORM 10-QSB

                                     INDEX

PART I. FINANCIAL INFORMATION                                      Page Number

        Item 1
        Financial Statements

        Consolidated Balance Sheets
         as of June 30, 1998 and December 31, 1997                         2

        Consolidated Statements of Operations for the three
         and six month periods ended June 30, 1998 and 1997                3

        Consolidated Statement of Changes in Total Non Redeemable
         Preferred Stock, Common Stock and other Shareholders' Equity      4

        Consolidated Statements of Cash Flows for the six
         months ended June 30, 1998 and 1997                               5

        Notes to Consolidated Financial Statements                         6

        Item 2
        Management's Discussion and Analysis or Plan of Operation          9

PART II.OTHER INFORMATION

        Item 1
        Legal Proceedings                                                13

        Item 2
        Changes in Securities and Use of Proceeds                        13

        Item 3
        Defaults Upon Senior Securities                                  13

        Item 4
        Submission of Matters to a Vote of Security Holders              13

        Item 5
        Other Information                                                13

        Item 6
        Exhibits and Reports on Form 8-K                                 14

                                                TRANSIT GROUP, INC.

                                           CONSOLIDATED BALANCE SHEETS

                                                     ASSETS

                                                                            June 30,              December 31,
                                                                              1998                    1997
                                                                         ----------------        ---------------
                                                                           (Unaudited)
Current assets:

  Cash                                                                   $     2,869,450         $      789,791

  Accounts receivable (net of allowance of $609,716 and $173,000)             22,729,646             11,314,417

  Other current assets                                                         4,226,178              1,429,181
                                                                         ----------------        ---------------
      Total current assets                                                    29,825,274             13,533,389
                                                                         ----------------        ---------------
Noncurrent assets:

  Equipment, at net book value                                                51,243,773             30,045,866

  Goodwill                                                                    41,444,760             30,706,028

  Other assets                                                                   932,090                769,522
                                                                         ----------------        ---------------
      Total noncurrent assets                                                 93,620,623             61,521,416
                                                                         ----------------        ---------------
       Total assets                                                      $   123,445,897         $   75,054,805
                                                                         ================        ===============
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Current portion of long-term debt and capital lease obligations        $    20,247,108         $    8,176,975

  Accounts payable and accrued expenses                                       15,885,954              9,551,527

  Current portion of deferred taxes                                              732,548                582,548

  Net current liabilities of discontinued operations                             499,073                565,886
                                                                         ----------------        ---------------
      Total current liabilities                                               37,364,683             18,876,936
                                                                         ----------------        ---------------

Noncurrent liabilities:

  Long-term debt and capital lease obligations                                37,686,583             23,651,763

  Note payable to affiliate of Chairman                                        3,000,000              4,000,000

  Other noncurrent liabilities                                                 3,211,000                  -----

  Deferred taxes                                                               3,921,981              2,357,425
                                                                         ----------------        ---------------
     Total noncurrent liabilities                                             47,819,564             30,009,188
                                                                         ----------------        ---------------

     Total liabilities                                                        85,184,247             48,886,124
                                                                         ----------------        ---------------
Commitments and contingencies

Redeemable common stock                                                        5,675,400              7,452,007
                                                                         ----------------        ---------------
Non redeemable preferred stock, common stock

 and other shareholders' equity:

  Preferred stock, $.01 par value, 800,000 shares authorized                       -----                  -----

  Common Stock, $.01 par value, 30,000,000 shares

  authorized, 22,870,603 and 20,574,626 shares issued and outstanding            213,665                185,770

  Additional paid-in capital                                                  63,521,749             50,650,534

  Notes receivable secured by stock                                           (1,710,412)              (675,000)

  Accumulated deficit                                                        (29,438,752)           (31,444,630)
                                                                         ----------------        ---------------
      Total non redeemable preferred stock, common stock
       and other shareholders' equity                                         32,586,250             18,716,674
                                                                         ----------------        ---------------

      Total liabilities and shareholders' equity                         $   123,445,897         $   75,054,805
                                                                         ================        ===============

      See accompanying notes to consolidated financial statements.

                              TRANSIT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended June 30,             Six Months Ended June 30,
                                                     -------------------------------------   ------------------------------------

                                                            1998                1997               1998                1997
                                                    -----------------   -----------------   ---------------    -----------------
Revenues and other income:
Freight and transportation revenue                   $     34,307,604    $          -----    $   60,240,344     $          -----
Other income                                                1,100,603               -----         1,598,347                -----
                                                     -----------------   -----------------   ---------------    -----------------
    Total revenues and other income                         35,408,207              -----        61,838,691                -----
                                                     -----------------   -----------------   ---------------    -----------------

Operating expenses:
Purchased transportation                                   16,281,096               -----        28,659,668                -----
Salaries, wages and benefits                                7,981,256               -----        13,579,800                -----
Fuel                                                        2,571,675               -----         4,591,423                -----
Operating supplies and expenses                             3,093,475               -----         5,193,791                -----
Insurance                                                     644,582               -----         1,170,528                -----
Depreciation and amortization expense                       1,642,968               -----         2,992,085                -----
General and administrative expense                          1,054,291             174,658         1,765,375              268,066
                                                     -----------------   -----------------   ---------------    -----------------
      Total operating expenses                             33,269,343             174,658        57,952,670              268,066
                                                     -----------------   -----------------   ---------------    -----------------

     Operating income (loss)                                2,138,864            (174,658)        3,886,021             (268,066)
Interest expense                                              866,475               -----         1,671,134                -----
                                                     -----------------   -----------------   ---------------    -----------------

Continuing operations:
   Income (loss) from continuing operations
      before income taxes                                   1,272,389            (174,658)        2,214,887             (268,066)
   Income taxes attributable to continuing
     operations                                               108,752               -----           209,009                -----
                                                     -----------------   -----------------   ---------------    -----------------
   Income (loss) from continuing operations                 1,163,637            (174,658)        2,005,878             (268,066)

Discontinued operations:
  Loss from discontinued operations                             -----          (3,678,986)            -----           (6,114,408)
  Loss on disposal including provision for
     operating losses through disposal date                     -----          (7,455,966)            -----           (7,455,966)
                                                     -----------------   -----------------   ---------------    -----------------

  Net income (loss)                                         1,163,637         (11,309,610)        2,005,878          (13,838,440)
Preferred stock dividend requirement                            -----            (192,500)            -----             (385,000)
                                                     -----------------   -----------------   ---------------    -----------------

Income (loss) to common shareholders                 $      1,163,637    $    (11,502,110)   $    2,005,878     $    (14,223,440)
                                                     =================   =================   ===============    =================

Income (loss) per common share -- basic
  and diluted
  Continuing operations                              $           0.05    $          (0.06)   $         0.09     $          (0.13)
  Loss from discontinued operations                             -----               (1.84)            -----                (2.77)
                                                     -----------------   -----------------   ---------------    -----------------

        Net income (loss) per basic and diluted
          common share                               $           0.05    $          (1.90)   $         0.09     $          (2.90)
                                                     =================   =================   ===============    =================

Weighted average number of common shares
  outstanding - basic                                      21,726,967           6,039,497        21,277,313            4,905,385
                                                     =================   =================   ===============    =================

Weighted average number of common shares
  outstanding - diluted                                    23,267,346           6,039,497        22,666,801            4,905,385
                                                     =================   =================   ===============    =================

     See accompanying notes to consolidated financial statements.

                                                 TRANSIT GROUP, INC.

                                     CONSOLIDATED STATEMENT OF CHANGES IN TOTAL

                                    NON REDEEMABLE PREFERRED STOCK, COMMON STOCK

                                           AND OTHER SHAREHOLDERS' EQUITY

                                                                                                             Total
                                      Common        Additional      Note receivable     Accumulated      shareholders'
                                       stock     paid-in capital    secured by stock      deficit            equity
                                       -----     ---------------    ----------------      -------            ------
Balance at December 31, 1997        $ 185,770      $ 50,650,534        $ (675,000)    $ (31,444,630)     $ 18,716,674

Stock issued for acquisitions          23,168        11,174,342             -----             -----        11,197,510

Stock no longer subject

  to redemption                         4,935         1,771,665             -----             -----         1,776,600

Accrued interest                        -----             -----           (32,383)            -----           (32,383)

Note secured by stock                   -----             -----        (1,003,029)            -----        (1,003,029)

Retirement of stock                      (208)          (74,792)            -----             -----           (75,000)

Net income                              -----             -----             -----         2,005,878         2,005,878

                                   ===========  ================ ================= ================= =================
Balance June 30, 1998               $ 213,665      $ 63,521,749      $ (1,710,412)    $ (29,438,752)     $ 32,586,250
                                   ===========  ================ ================= ================= =================

     See accompanying notes to consolidated financial statements.

                                                 TRANSIT GROUP, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                                                       Six Months Ended June 30,
                                                                         ----------------------------------------------

                                                                                  1998                     1997
                                                                         ---------------------    ---------------------
Cash flows from operating activities:
  Income (loss) from continuing operations                               $          2,005,878     $           (268,066)
                                                                         ---------------------    ---------------------
    Adjustments to reconcile income (loss) to cash provided by (used in)
      operating activities:
      Depreciation and amortization                                                 2,992,085                    1,179
      Gain on sale of equipment                                                      (135,608)                   -----
    Changes in assets and liabilities
      Increase in accounts receivable                                                (670,545)                   -----
      Decrease (increase) in other assets                                             136,056                 (298,467)
      (Decrease) increase in accounts payable and accrued expenses                 (1,061,514)                  96,322
      Other                                                                            20,950                    -----
                                                                         ---------------------    ---------------------
          Total adjustments                                                         1,281,424                 (200,966)
                                                                         ---------------------    ---------------------

          Net cash provided by (used by) continuing operations                      3,287,302                 (469,032)
          Net cash used by discontinued operations                                    (66,813)              (2,263,764)
                                                                         ---------------------    ---------------------
              Net cash provided by (used by) operating activities                   3,220,489               (2,732,796)
                                                                         ---------------------    ---------------------

Cash flows from investing activities:
  Business combinations, net of cash acquired                                      (3,243,751)                   -----
  Proceeds from disposal of equipment                                               2,366,933                  198,555
  Purchase of equipment                                                            (2,498,084)                 (98,848)
                                                                         ---------------------    ---------------------
               Net cash (used by)provided by investing activities                  (3,374,902)                  99,707
                                                                         ---------------------    ---------------------

Cash flows from financing activities:
  Repayment of capital lease obligations and long-term debt                        (8,495,888)              (5,293,260)
  Increase in borrowings                                                           11,700,560                2,945,600
  Proceeds from issuance of common stock                                                -----                6,375,014
  Dividends paid on preferred stock                                                     -----                 (666,750)
  Conversion of debentures                                                              -----                 (300,000)
  Decrease in bank overdraft                                                         (970,600)                (423,957)
                                                                         ---------------------    ---------------------
               Net cash provided by financing activities                            2,234,072                2,636,647
                                                                         ---------------------    ---------------------

Increase in cash                                                                    2,079,659                    3,558
Cash, beginning of period                                                             789,791                    6,455
                                                                         ---------------------    ---------------------
Cash, end of period                                                      $          2,869,450     $             10,013
                                                                         =====================    =====================

Supplemental cash flow data:
   Cash paid for interest                                                $          1,682,826     $            311,302
                                                                         =====================    =====================

Business combinations:
  Fair value of assets acquired                                          $         46,544,421     $              -----
  Fair value of liabilities assumed                                               (30,743,911)                   -----
  Common stock issued                                                             (11,197,510)                   -----
                                                                         ---------------------    ---------------------
               Net cash payments                                         $          4,603,000     $              -----
                                                                         =====================    =====================

    See accompanying notes to consolidated financial statements.

                              TRANSIT GROUP, INC.
                   Notes to Consolidated Financial Statements

The information presented herein as of June 30, 1998, and for the three and six month periods ended June 30, 1998 and 1997 is unaudited. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

1.  Basis of Presentation
The consolidated balance sheet of Transit Group, Inc. ("Transit Group" or the "Company") as of June 30, 1998, its consolidated statements of operations, and its consolidated statements of cash flows for the three and six month periods ended June 30, 1998 and 1997 reflect the disposal of the parcel delivery and courier operations and the acquisition of eight truckload carriers.

     These financial statements include the consolidated balance sheets of the Company and it's eight acquired subsidiaries, Carolina Pacific Distributors, Inc. ("Carolina Pacific"), Capitol Warehouse, Inc. ("Capitol Warehouse"), Service Express, Inc. ("Service Express"), Carroll Fulmer Group, Inc. ("Carroll Fulmer"), Rainbow Trucking ("Rainbow"), Transportation Resource Management, Inc. ("TRM"), Certified Transport, Inc. ("Certified"), and KJ Transportation, Inc. ("KJ") at June 30, 1998 and the results of operations and cash flows for the periods since acquisition:

Company                                           Date Acquired
------------------------                          -------------
Carolina Pacific                                  July 12, 1997
Capitol Warehouse                                 August 16, 1997
Service Express                                   August 16, 1997
Carroll Fulmer                                    August 30, 1997
Rainbow                                           December 30, 1997
TRM                                               January 31, 1998
Certified                                         May 5, 1998
KJ                                                June 17, 1998

The Company's consolidated statement of operations for the three and six month period ended June 30, 1997 and it's consolidated statement of cash flows for the six month period ended June 30, 1997 have been restated to reflect the disposal of the company's parcel delivery and courier operations.

2.  Summary of Significant Accounting Policies

Management's Representation

The accompanying interim consolidated financial statements have been prepared by the Company in accordance and consistent with the accounting policies stated in the Company's 1997 Annual Report on Form 10-KSB and should be read in conjunction with the consolidated financial statements appearing therein. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements are reflected in the interim periods presented. The consolidated financial statements for the three and six month periods ended June 30, 1997 have been restated in accordance with APB No. 30 to reflect the Company's decision to dispose of the courier and package delivery operations. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the annual consolidated financial statements and notes of Transit Group.

3.  Business Combinations

The Company acquired five truckload carriers in 1997, one company in the first quarter of 1998, and two companies in the second quarter of 1998. On May 5, 1998 the company acquired all of the outstanding shares of Certified, a dry van carrier and its logistics affiliate Venture Logistics, Inc., based in Indianapolis, Indiana. In connection with this acquisition the Company paid $800,000 in cash and issued 1,072,165 of its common shares. On June 16, 1998 the Company acquired all of the outstanding shares of KJ Transportation (a truckload carrier based in Rochester, New York) in exchange for $3.5 million in cash and 878,688 shares of the Company's common stock.

All of the Company's acquisitions have been accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired companies have been included in the Company's consolidated financial statements since their respective dates of acquisition. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. The purchase price of the respective companies exceeded the fair value of net assets acquired by approximately $42.4 million, which is being amortized on a straight-line basis over 40 years. In connection with these acquisitions, the company accrued $4.2 million for the consolidation and elimination of redundant administrative functions. The accrual is intended to cover severance costs of employees terminated in conjunction with the plan. The following unaudited pro forma consolidated results of operations of the Company for the three and six month periods ended June 30, 1998 and 1997 account for the eight acquisitions and the disposal of the Company's parcel delivery and courier operations as if they had occurred on January 1, 1998 and 1997, respectively. The pro forma results give effect to the amortization of goodwill, the effects of additional interest expense and certain other adjustments.

                                Unaudited Pro Forma Combined Results of Operations
                                                 Three months ended June 30,           Six months ended June 30,
                                                  1998                1997              1998                1997
                                              -------------      --------------    ---------------    ----------------
     Revenues                                 $  57,542,000      $  56,904,000     $  108,659,000     $  107,726,000
                                              ==============     ==============    ===============    ================

     Income from continuing
     operations available to                  $   1,154,000      $     847,000     $    2,734,000     $    1,354,000
     common shareholders
                                              ==============     ==============    ===============    ================

     Income per basic common share            $        .05       $         .06     $          .12     $          .09
                                              ==============     ==============    ===============    ================

     Income per diluted common share          $        .05       $         .05     $          .11     $          .08
                                              ==============     ==============    ===============    ================

     Weighted average number of basic
     common shares outstanding                  22,870,604          15,346,327         22,881,021         15,346,327
                                              ==============     ==============    ===============    ================

     Weighted average number of diluted
     common shares outstanding                  24,410,983          15,890,128         24,270,509         16,040,712
                                              ==============     ==============    ===============    ================

The above pro forma statements do not necessarily purport to be indicative of the results of operations which would have occurred had the acquisition been made on January 1, 1998 or 1997, nor are they indicative of future results.

4.  Income Taxes

At June 30, 1998, the Company has approximately $28.4 million of net operating loss carryforwards potentially available to offset taxable income which expire during the years 2000 to 2012. The Company has not given recognition to tax benefits of net operating loss carryforwards in the financial statements, except for those net operating loss carryforwards which can be offset against current income, because management believes the Company's history of operating losses diminishes the Company's immediate ability to demonstrate that more likely than not, the future benefits will be realized. Accordingly, the Company has provided a valuation allowance of $12.2 million against those net operating loss carryforwards. Additionally, these net operating loss carryforwards are subject to limitation in any given year in the event of significant changes in ownership as set forth in the Internal Revenue Code and related Treasury Regulations.

The difference between the provision for income taxes attributable to continuing operations and the amount that would be expected using the Federal statutory income tax of 34% is related to the reduction in the valuation allowance due to the generation of taxable income in the current period as well as certain nondeductible expenses.

5.  Subsequent Events

In July 1998 the Company acquired Network Transport, Inc. ("Network") a Canadian trucking company with routes across Canada as well as cross-border services to Northern markets in the U.S. The Company issued cash and 191,000 of its shares valued at approximately $1.4 million in exchange for the shares of Network.

In August 1998, Transit Group completed the acquisition of Diversified Trucking Corporation a dry-van carrier based in Opelika, Alabama. The Company issued 178,519 shares of its common stock and cash, in exchange for the shares of Diversified Trucking. The cash and stock transaction is valued at approximately $1.3 million.

Also in August 1998, the Company completed the previously announced acquisition of Northstar Transportation, Inc. Northstar Transportation focuses on the paper, building materials, and food industries and is based in Dothan, Alabama. In connection with the acquisition of Northstar, the Company issued 349,091 shares of its stock and cash valued at approximately $2.5 million.

The business combinations described above will be accounted for under the purchase method of accounting. Assets acquired and liabilities assumed will be recorded at fair market value. The purchase price of the respective companies is expected to exceed the fair value of net assets acquired by approximately $45 million, which will be amortized on a straight-line basis over 40 years.

The following unaudited pro forma consolidated results of operations of the Company for the three and six month periods ended June 30, 1998 and 1997 account for the Company's five 1997 acquisitions, the three acquisitions in the first half of 1998 and the three acquisitions (Network, Diversified and Northstar) which have taken place thus far in the third quarter, and the disposal of the Company's parcel delivery and courier operations as if they had occurred on January 1, 1998 and 1997, respectively. The pro forma results give effect to the amortization of goodwill, the effects of additional interest expense, and certain adjustments.

                                Unaudited Pro Forma Combined Results of Operations

                                                  Three months ended June 30,           Six months ended June 30,
                                                   1998              1997                1998               1997
                                              ---------------    --------------     ---------------    ---------------

     Revenues                                 $   64,624,000     $  63,730,000      $  122,381,000     $  120,623,000
                                              ===============    ==============     ===============    ===============

     Income from continuing
     operations available to                  $    1,529,000     $   1,079,000      $    3,622,000     $    1,786,000
     common shareholders
                                              ===============    ==============     ===============    ===============

     Income per basic common share            $          .06     $         .07      $          .15     $          .11
                                              ===============    ==============     ===============    ===============

     Income per diluted common share          $          .06     $         .07      $          .14     $          .11
                                              ===============    ==============     ===============    ===============

     Weighted average number of basic
     common shares outstanding                    23,589,214        15,873,937          23,599,630         15,873,937
                                              ===============    ==============     ===============    ===============

     Weighted average number of diluted
     common shares outstanding
                                                  25,129,593        16,417,738          24,989,118         16,568,308
                                              ===============    ==============     ===============    ===============

The above pro forma statements do not necessarily purport to be indicative of the results of operations which would have occurred had the acquisition been made on January 1, 1998 or 1997, nor are they indicative of future results.

6.    Commitments and Contingencies

On February 20, 1997, Mark Iannello, an individual plaintiff, filed a Complaint against Capitol Warehouse. The lawsuit against Capitol Warehouse is pending in the U.S. District Court of the Western District of Pennsylvania (C.A. No. 97-45J) and is a personal injury action in connection with an accident involving one of Capitol Warehouse's trucks. The Complaint alleges and seeks damages of $3.5 million. Capitol Warehouse is insured in connection with such claim for damages up to $1.0 million. In addition, a portion of the stock consideration paid by the Company for Capitol Warehouse is held in escrow and would be returned to the Company in the event that the Company is obligated to pay any amounts in connection with this lawsuit. Management is unable to assess at this time whether and to what extent the plaintiff will be successful on its claim.

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses and cash flow deficits since inception. From September 1985 through June 30, 1998, the Company had accumulated a deficit from operating losses of $28.1 million and has paid dividends on its preferred stock of approximately $1.3 million. As of June 30, 1998, the Company had raised $63.7 million, net of notes receivable secured by stock in the amount of $1.7 million, from (i) private placements of preferred stock (which has been converted to common stock), (ii) its initial public offering of November 2, 1989, (iii) the sale of restricted and unrestricted common shares and (iv) stock issued in connection with the acquisition of the eight truckload carriers. As a result of equity placements, dividends on preferred stock and cumulative losses, shareholders' equity as of June 30, 1998, was $32.6 million, and common stock issued subject to put arrangements was $5.7 million.

Redemption Rights for Selling Shareholders in Acquisitions

In connection with the acquisitions of Capitol Warehouse, Service Express, and Carroll Fulmer, the Company granted the selling shareholders the right to require the Company to redeem a portion of the shares which they received in exchange for selling their businesses to the Company. The dollar amount of stock subject to mandatory redemption by the Company aggregated approximately $8.1 million upon acquisition of those companies.

At June 30, holders of redemption rights with respect to $3.7 million of stock may require either the Company to redeem the stock or a major shareholder of the Company to acquire the stock at a price of $3.60 per share. Holders of redemption rights with respect to $1.7 million of stock at $3.875 per share and $0.3 million at $6.75 per share have the right to require the Company to redeem their shares and are guaranteed by a major shareholder. Of this amount $0.3 million was purchased by third parties in the third quarter.

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

Acquiring Profitable Trucking Operations. The Company has reorganized into a "holding company" based in Atlanta, Georgia. This new corporate structure is intended to increase the Company's flexibility to pursue the acquisition and operation of profitable truckload motor carriers. The Company's intent is to continue to identify and acquire additional mid-size trucking companies, primarily with annual revenues between $5 million and $100 million, that possess strong market positions, sound management and a commitment to a high level of service and quality. The Company has completed the acquisition of eight companies at June 30, 1998 and has acquired three companies in the third quarter of 1998. In connection with these acquisitions, the company accrued $4.2 million for the consolidation and elimination of redundant administrative functions. The accrual is intended to cover severance costs of employees terminated in conjunction with the plan.

Relying on Equity Sales to or Loans from Major Shareholders. In July 1997, an affiliate of the Company's Chairman loaned the Company $4 million to consummate the acquisition of Carolina Pacific Distributors, Inc. During August, September and October of 1997, the affiliate loaned the Company an additional $2.6 million to fund the continuing operations of the parcel delivery and courier operations and fund certain expenses associated with the acquisition of the truckload companies. Of the $6.6 million borrowed, $2.6 million was assumed by the purchaser of the parcel delivery and courier operations, leaving a balance of $4 million at June 30, 1998. The loan amortizes at a rate of $1.0 million per year commencing April 1999. Accordingly, $1.0 million of this loan is included in the balance sheet under the heading Current portion of long-term debt and capital leases.

Obtaining Bank Financing. Management has negotiated new lines of bank financing to provide working capital financing and financing for acquisitions of additional truckload motor carriers. The Company has entered into a $20 million revolving credit facility from a bank to make available to Capitol Warehouse, Carroll Fulmer, Service Express, Rainbow Trucking, Carolina Pacific, TRM , Certified Transport, and KJ Transportation an asset based line of credit secured by accounts receivable.

Demand Notice

In connection with its acquisitions, the Company routinely requests waivers and/or approvals from commercial lenders in regards to change of control covenants included in subsidiary loan documents. Subsequent to the acquisition of KJ Transportation, Transamerica Business Credit Corporation notified the
Company that it does not consent to the sale of KJ Transportation to the Company and further, has demanded payment in full on approximately eleven Notes aggregating $6.6 million. Concurrent with the demand notification, the lender offered to re-finance the eleven obligations under new terms and conditions.

The Company is reviewing the proposal and may refinance these obligations with the existing lender or another commercial lender.

The Company is currently negotiating with other lenders to re-finance up to $30 million of existing obligations (including those discussed above) as well as provide approximately $20 million for new equipment purchases. It is anticipated that this refinancing will be completed in the fourth quarter of 1998.

Legal Proceedings

On February 20, 1997, Mark Iannello, an individual plaintiff, filed a Complaint against Capitol Warehouse. The lawsuit against Capitol Warehouse is pending in the U.S. District Court of the Western District of Pennsylvania (C.A. No. 97-45J) and is a personal injury action in connection with an accident involving one of Capitol Warehouse's trucks. The Complaint alleges and seeks damages of $3.5 million. Capitol Warehouse is insured in connection with such claim for damages up to $1.0 million. In addition, a portion of the stock consideration paid by the Company for Capitol Warehouse is held in escrow and would be returned to the Company in the event that the Company is obligated to pay any amounts in connection with this lawsuit. Management is unable to assess at this time whether and to what extent the plaintiff will be successful on its claim.

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

Results of Operations - Three and six months ended June 30, 1998

The Company discontinued its parcel delivery and courier business effective June 30, 1997. Accordingly, the Company had no revenues from continuing operations until July 11, 1997 with the purchase of Carolina Pacific and such revenues continued to increase with the acquisitions of seven additional companies.

The following table sets forth items in the Consolidated Statement of Operations for the three and six months ended June 30, 1998 as a percentage of operating revenue. Because all truckload operations were acquired during the second half of 1997 and in the first half of 1998, the table is not comparative to an earlier period.

                                                                       Percentage of Operating Revenues
                                                                                 June 30,1998
                                                                                 ------------
                                                                 Three Months Ended        Six Months Ended
                                                               ----------------------    ---------------------

          Revenues and other income                                    100.0%                    100.0%
                                                               ----------------------    ---------------------

          Operating expenses:
             Purchased transportation                                   46.0                      46.3
             Salaries, wages and benefits                               22.5                      22.0
             Fuel                                                        7.3                       7.4
             Operating supplies and expenses                             8.7                       8.4
             Insurance                                                   1.8                       1.9
             Depreciation and amortization expense                       4.7                       4.9
             General and administrative expense                          3.0                       2.9
                                                                                         ---------------------
                                                               ----------------------
                Total operating expenses                                94.0                      93.8
                                                               ----------------------    ---------------------

                Operating income                                         6.0                       6.2
          Interest expense                                               2.4                       2.7
                                                               ----------------------    ---------------------

                Income from continuing
          operations
                   before income taxes                                   3.6                       3.5
          Income taxes attributable to continuing
               Operations                                                0.3                       0.3
                                                               ----------------------    ---------------------

          Income from continuing operations                              3.3%                      3.2%
                                                               ======================    =====================

The operating margins for the three and six month periods ended June 30, 1998 reflect no unusual changes. The Company is continuing the process of implementing its centralization policy on a regional basis, which will result in three primary operating regions - the Southeast Region, the Northeast Region, and the Midwest Region. It is anticipated that this structure will be completed in the fourth quarter of 1998. This organization will facilitate the growth and management of the Company and is expected to continue to identify operating efficiencies and opportunities including:

     Increased backhaul revenue
     Purchasing efficiencies in the areas of equipment, tires
      and maintenance costs
     Reduction of deadhead miles

The Company incurred corporate administration expenses for the six months ended June 30, 1998 of approximately $1.8 million as compared to approximately
$268,000 for the six months ended June 30, 1997. These increases are attributable to administrative costs of reorganizing into a holding company structure, the opening of a new corporate office in Atlanta, the increased costs associated with its acquisition activities, as well as the administrative costs of the acquired companies.

Revenues attributable to the discontinued businesses were $9.8 million for the six months ended June 30, 1997.

Year 2000

The Company operates two primary software applications: its accounting and financial reporting systems and its integrated dispatch and billing systems. The accounting and financial reporting systems were acquired from a third party vendor in 1996 and were represented to be compliant with Year 2000 issues at acquisition. The vendors of the Company's integrated dispatch and billing systems have advised the Company that all Year 2000 software modifications will be completed by the third quarter of 1998. The cost of these modifications will be covered by the Company's existing software maintenance agreements.

Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems. The Company is currently unable to estimate the most reasonably likely worst-case effects of the Year 2000 and does not currently have a contingency plan in place for any such unanticipated negative effects. The Company intends to analyze the worst-case scenarios and the need for such contingency planning once the measures described above have been completed and testing of the company's systems for Year 2000 compliance has begun.

The Company is currently unable to estimate whether it is exposed to significant risk of being adversely affected by Year 2000 noncompliance by third parties. During the third and fourth quarters of 1998, the Company intends to begin contacting third parties with which it has material relationships, including its material customers, to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risks to the Company in the event any such third parties experience significant business interruptions as result of Year 2000 noncompliance. The Company expects to complete this review and analysis and to determine the need for contingency planning in this regard by March 31, 1999.

                              TRANSIT GROUP, INC.
                          Part II - Other Information


Item 1 - Legal Proceedings

The Company acquired Capitol Warehouse, Inc. in August, 1997 and Capitol Warehouse, Inc. is currently a wholly-owned subsidiary of the Company. On February 20, 1997, Mark Iannello, an individual plaintiff, filed a Complaint against Capitol Warehouse, Inc. The lawsuit against Capitol Warehouse, Inc. is pending in the U.S. District Court of the Western District of Pennsylvania
(C.A. No. 97-45J) and is a personal injury action in connection with an accident involving one of Capitol Warehouse, Inc.'s trucks. The Complaint alleges and seeks damages of $3.5 million. Capitol Warehouse, Inc. is insured in connection with such claim for damages up to $1.0 million. In addition, a portion of the stock consideration paid by the Company for Capitol Warehouse, Inc. is held in escrow and would be returned to the Company in the event that the Company is obligated to pay any amounts in connection with this lawsuit. Management is unable to assess at this time whether and to what extent the plaintiff will be successful on its claim.

Item 2 - Changes in Securities and Use of Proceeds

         Not applicable

Item 3 - Defaults on Senior Securities

         Not applicable


Item 4 - Submission of Matters to a Vote of Security Holders

         At its Annual Meeting on June 25, 1998 the Company's shareholders:

         1. Elected by a vote of 16,870,000 for and 1,300,000 against, the following five Directors:

              T. Wayne Davis     Chairman of the Board of Directors
              Philip A. Belyew   Director,President and Chief Financial Officer
              Derek E. Dewan     Director
              Carroll L. Fulmer  Director
              Ford G. Pearson    Director

         2. Approved the 1998 Stock Incentive Plan of Transit Group, Inc. by a vote of 15,776,000 for and 127,914 against,

         3. Approved the 1998 Stock Purchase Plan of Transit group, Inc. by a vote of 15,900,857 for and 11,849 against, and

         4. Ratified by a vote of 16,869,177 for and 2,300 against, the appointment by the Board of Directors of Price Waterhouse LLP independent accountants for the fiscal year ended December 31, 1999.

Item 5 - Other Information

         Not applicable

Item 6 - Exhibits and Reports on Form 8-K

   (a)   Exhibits


             Exhibit 10 - Material Contracts

            10.1 Purchase Agreement governing purchase by Transit of the stock of Certified Transport and Venture Logistics (incorporated by reference from Exhibit
                           2.1 to Registrant's Form 8-K dated May 5, 1998).

            10.2 Purchase Agreement governing purchase by Transit of the stock of KJ Transportation (incorporated by reference from Exhibit 2.1 to Registrant's Form 8-K dated June 17, 1998).

            11.1           Statement Regarding Computation of Earnings per
                            Share.

            27.1           Financial Data Schedules

  (b) The Company filed the following Current Reports on Form 8-K during the second quarter of 1998:

         (i) A report on Form 8-K dated May 5, 1998, filed on May 18, 1998 reporting the acquisition of Certified Transport Ltd. and Venture Logistics Inc.;

         (ii) A report on Form 8-K dated June 17, 1998, filed on June 26, 1998 reporting the acquisition of KJ Transportation Inc. and J&L Leasing Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Transit Group, Inc.

Date: August 13, 1998

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