Form 10QSB
period 1998-09-30
TRANSIT GROUP INC
filed 1998-11-13
CIK 853532

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period ended to



                        Commission File Number: 000-18601



                               TRANSIT GROUP, INC.
              (Exact name of small business issuer in its charter)



                           State of Florida 59-2576629
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)



              2859 Paces Ferry, Suite 1740, Atlanta, Georgia 30339 (Address of principal executive offices)


                                 (770) 444-0240
                           (Issuer's telephone number)


Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No There were 23,615,104 shares of the Company's common stock outstanding as of November 9, 1998. Transitional Small Business Disclosure Format (Check One) Yes No X

                               TRANSIT GROUP, INC.

                                   FORM 10-QSB

                                      INDEX

PART I.    FINANCIAL INFORMATION                                    Page Number

           Item 1
           Financial Statements

           Consolidated Balance Sheets
            as of September 30, 1998 and December 31, 1997                  2

           Consolidated Statements of Operations for the three
            and nine months ended September 30, 1998 and 1997               3

           Consolidated Statement of Changes in Total Non Redeemable
            Preferred Stock, Common Stock and other Shareholders' Equity    4

           Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1998 and 1997                        5

           Notes to Consolidated Financial Statements                       6

           Item 2
           Management's Discussion and Analysis or Plan of Operation        8

PART II.   OTHER INFORMATION

           Item 1
           Legal Proceedings                                                11

           Item 6
           Exhibits and Reports on Form 8-K                                 11

                                              TRANSIT GROUP, INC.

                                         CONSOLIDATED BALANCE SHEETS



                                                   ASSETS

                                                                           September 30,          December 31,
                                                                               1998                   1997
                                                                         ----------------       ----------------
                                                                           (Unaudited)
Current assets:

  Cash                                                                   $     1,198,994        $       789,791

  Accounts receivable (net of allowance of $721,240 and $173,000)             26,011,725             11,314,417

  Other current assets                                                         3,614,661              1,429,181
                                                                         ----------------       ----------------
      Total current assets                                                    30,825,380             13,533,389
                                                                         ----------------       ----------------
Noncurrent assets:

  Equipment, at net book value                                                52,917,616             30,045,866

  Goodwill                                                                    45,189,752             30,706,028

  Other assets                                                                 2,418,227                769,522
                                                                         ----------------       ----------------
      Total noncurrent assets                                                100,525,595             61,521,416
                                                                         ----------------       ----------------
      Total assets                                                       $   131,350,975        $    75,054,805
                                                                         ================       ================
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Current portion of long-term debt and capital lease obligations        $    16,146,017        $     8,176,975

  Accounts payable and accrued expenses                                       17,331,014              9,551,527

  Current portion of deferred taxes                                              466,462                582,548

  Net current liabilities of discontinued operations                             365,207                565,886
                                                                         ----------------       ----------------
      Total current liabilities                                               34,308,700             18,876,936
                                                                         ----------------       ----------------

Noncurrent liabilities:

  Long-term debt and capital lease obligations                                42,233,410             23,651,763

  Note payable to affiliate of Chairman                                        3,000,000              4,000,000

  Other noncurrent liabilities                                                 3,855,821                  -----

  Deferred taxes                                                               3,909,746              2,357,425
                                                                         ----------------       ----------------
     Total noncurrent liabilities                                             52,998,977             30,009,188
                                                                         ----------------       ----------------
     Total liabilities                                                        87,307,677             48,886,124
                                                                         ----------------       ----------------
Commitments and contingencies

Redeemable common stock                                                        5,675,400              7,452,007
                                                                         ----------------       ----------------
Non redeemable preferred stock, common stock

 and other shareholders' equity:

  Preferred stock, $.01 par value, 800,000 shares authorized                       -----                  -----

  Common Stock, $.01 par value, 30,000,000 shares

  authorized, 23,615,104 and 20,574,626 shares issued and outstanding            221,110                185,770

  Additional paid-in capital                                                  67,493,765             50,650,534

  Notes receivable secured by stock                                           (1,129,383)              (675,000)

  Accumulated deficit                                                        (28,217,594)           (31,444,630)
                                                                         ----------------       ----------------
      Total non redeemable preferred stock, common stock

       and other shareholders' equity                                         38,367,898             18,716,674
                                                                         ----------------       ----------------

      Total liabilities and shareholders' equity                         $   131,350,975        $    75,054,805

                                                                         ================       ================

      See accompanying notes to consolidated financial statements.

                                                     TRANSIT GROUP, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                        Three months ended September 30,        Nine months ended September 30,
                                                     -------------------------------------   -------------------------------------
                                                            1998                1997                1998                1997
                                                     -----------------   -----------------   -----------------   -----------------
Revenues and other income:
Freight and transportation revenue                   $     54,788,081    $     10,859,233    $    115,028,425    $     10,859,233
Other income                                                1,137,077               -----           2,735,424               -----
                                                     -----------------   -----------------   -----------------   -----------------
                                                     -----------------   -----------------   -----------------   -----------------
   Total revenues and other income                         55,925,158          10,859,233         117,763,849          10,859,233
                                                     -----------------   -----------------   -----------------   -----------------

Operating expenses:
Purchased transportation                                   22,757,085           4,142,025          51,416,753           4,142,025
Salaries, wages and benefits                               13,129,315           2,547,342          26,709,115           2,547,342
Fuel                                                        4,206,896           1,062,043           8,798,319           1,062,043
Operating supplies and expenses                             7,617,796           1,137,956          12,811,587           1,137,956
Insurance                                                   1,124,969             261,500           2,295,497             261,500
Depreciation and amortization expense                       2,369,259             816,188           5,361,344             816,188
General and administrative expense                          1,832,973             422,922           3,598,348             690,988
                                                     -----------------   -----------------   -----------------   -----------------
                                                     -----------------   -----------------   -----------------   -----------------
     Total operating expenses                              53,038,293          10,389,976         110,990,963          10,658,042
                                                     -----------------   -----------------   -----------------   -----------------

     Operating income                                       2,886,865             469,257           6,772,886             201,191
Interest expense                                            1,622,763             414,269           3,293,897             414,269
                                                     -----------------   -----------------   -----------------   -----------------

Continuing operations:
   Income (loss) from continuing operations
      before income taxes                                   1,264,102              54,988           3,478,989            (213,078)
   Income taxes attributable to continuing
     operations                                                42,944              42,830             251,953              42,830
                                                     -----------------   -----------------   -----------------   -----------------
   Income (loss) from continuing operations                 1,221,158              12,158           3,227,036            (255,908)

Discontinued operations:
  Loss from discontinued operations                             -----               -----               -----          (6,114,408)
  Loss on disposal including provision for
     operating losses through disposal date                     -----               -----               -----          (7,455,966)
                                                     -----------------   -----------------   -----------------   -----------------

  Net income (loss)                                         1,221,158              12,158           3,227,036         (13,826,282)
Preferred stock dividend requirement                            -----               -----               -----            (385,000)
                                                     -----------------   -----------------   -----------------   -----------------

Income (loss) to common shareholders                 $      1,221,158    $         12,158    $      3,227,036    $    (14,211,282)
                                                     =================   =================   =================   =================

Income (loss) per basic common share
  Continuing operations                              $           0.05    $           0.00    $           0.15    $          (0.08)
  Loss from discontinued operations                              0.00                0.00                0.00               (1.61)
                                                     -----------------   -----------------   -----------------   -----------------

        Net income (loss) per basic
          common share                               $           0.05    $           0.00    $           0.15    $          (1.69)
                                                     =================   =================   =================   =================

Income (loss) per diluted common share
  Continuing operations                              $           0.05    $           0.00    $           0.14    $          (0.08)
  Loss from discontinued operations                              0.00                0.00                0.00               (1.61)
                                                     -----------------   -----------------   -----------------   -----------------

        Net income (loss) per diluted
          common share                               $           0.05    $           0.00    $           0.14    $          (1.69)
                                                     =================   =================   =================   =================

Weighted average number of common shares
  outstanding - basic                                      23,363,430          15,337,933          21,980,326           8,421,113
                                                     =================   =================   =================   =================

Weighted average number of common shares
  outstanding - diluted                                    24,545,902          17,037,417          23,300,019           8,421,113
                                                     =================   =================   =================   =================

     See accompanying notes to consolidated financial statements.

                                                         TRANSIT GROUP, INC.

                                            CONSOLIDATED STATEMENT OF CHANGES IN TOTAL

                                           NON REDEEMABLE PREFERRED STOCK, COMMON STOCK

                                                  AND OTHER SHAREHOLDERS' EQUITY

                                                                                                                    Total
                                       Common          Additional        Note receivable     Accumulated         shareholders'
                                       stock         paid-in capital     secured by stock      deficit              equity
                                  ---------------    ---------------     ---------------    --------------    ---------------
Balance at December 31, 1997      $      185,770     $   50,650,534      $     (675,000)    $ (31,444,630)     $   18,716,674

Stock issued for acquisitions             30,359         14,990,724               -----             -----          15,021,083

Stock no longer subject

  to redemption                            4,935          1,771,665               -----             -----           1,776,600

Exercise of stock options                    254            155,634               -----             -----             155,888

Accrued interest                           -----              -----             (54,383)            -----             (54,383)

Note secured by stock                      -----              -----            (400,000)            -----            (400,000)

Retirement of stock                         (208)           (74,792)              -----             -----             (75,000)

Net income                                 -----              -----               -----         3,227,036           3,227,036

                                  ===============    ===============     ===============   ===============     ===============
Balance at September 30, 1998     $      221,110     $   67,493,765      $   (1,129,383)   $  (28,217,594)     $   38,367,898
                                  ===============    ===============     ===============   ===============     ===============

           See accompanying notes to consolidated financial statements.

                                                 TRANSIT GROUP, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                              Nine months ended September 30,
                                                                         ---------------------------------------
                                                                               1998                   1997
                                                                         ----------------       ----------------
Cash flows from operating activities:
  Income (loss) from continuing operations                               $     3,227,036        $      (255,908)
                                                                         ----------------       ----------------

    Adjustments  to  reconcile  income  (loss)  to cash  provided  by (used in)
      operating activities:
      Depreciation and amortization                                            5,361,344                816,188
      Gain on sale of equipment                                                 (264,655)                 -----
    Changes in assets and liabilities
      Decrease (increase) in accounts receivable                                 214,340                633,883
      Decrease (increase) in other assets                                       (108,940)              (316,069)
      Decrease in accounts payable and accrued expenses                       (2,638,935)              (263,329)
      Other                                                                      550,751                142,184
                                                                         ----------------       ----------------
           Total adjustments                                                   3,113,905              1,012,857
                                                                         ----------------       ----------------

          Net cash provided by continuing operations                           6,340,941                756,949
          Net cash used by discontinued operations                              (200,679)            (3,020,194)
                                                                         ----------------       ----------------

              Net cash provided by (used by) operating activities              6,140,262             (2,263,245)
                                                                         ----------------       ----------------

Cash flows from investing activities:
  Business combinations, net of cash acquired                                 (4,470,212)            (3,897,691)
  Proceeds from disposal of equipment                                          3,725,434                220,043
  Purchase of equipment                                                       (4,826,828)              (232,337)
                                                                         ----------------       ----------------

               Net cash used by investing activities                          (5,571,606)            (3,909,985)
                                                                         ----------------       ----------------

Cash flows from financing activities:
  Repayment of capital lease obligations and long-term debt                  (15,083,926)            (2,727,101)
  Increase in borrowings                                                      14,963,585              4,999,356
  Exercise of stock options                                                       35,888                  -----
  Retirement of stock                                                            (75,000)                 -----
  Proceeds from issuance of common stock                                           -----              6,075,014
  Dividends paid on preferred stock                                                -----               (666,750)
  Decrease in bank overdraft                                                       -----               (679,383)
                                                                         ----------------       ----------------

               Net cash (used by) provided by financing activities              (159,453)             7,001,136
                                                                         ----------------       ----------------

Increase in cash                                                                 409,203                827,906
Cash, beginning of period                                                        789,791                  6,455
                                                                         ----------------       ----------------
Cash, end of period                                                      $     1,198,994        $       834,361
                                                                         ================       ================

Supplemental cash flow data:
   Cash paid for interest                                                $     3,642,613        $       861,183
                                                                         ================       ================

Business combinations:
  Fair value of assets acquired                                          $    56,638,333        $    74,168,000
  Fair value of liabilities assumed                                          (36,097,250)           (49,838,000)
  Common stock issued                                                        (15,021,083)           (20,630,000)
                                                                         ----------------       ----------------
               Net cash payments                                         $     5,520,000        $     3,700,000
                                                                         ================       ================

   See accompanying notes to consolidated financial statements.

                               TRANSIT GROUP, INC.
                   Notes to Consolidated Financial Statements

The information presented herein as of September 30, 1998, and for the three and nine month periods ended September 30, 1998 and 1997 is unaudited. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

1.  Basis of Presentation
The consolidated balance sheet of Transit Group, Inc. ("Transit Group" or the "Company") as of September 30, 1998, its consolidated statements of operations, for the three and nine month periods ended September 30, 1998 and 1997 and its consolidated statements of cash flows for the nine month period ended September 30, 1997 reflect the disposal of the parcel delivery and courier operations and the acquisition of eleven truckload carriers.

These financial statements include the consolidated balance sheets of the Company and it's eleven acquired subsidiaries, Carolina Pacific Distributors, Inc. ("Carolina Pacific"), Capitol Warehouse, Inc. ("Capitol Warehouse"), Service Express, Inc. ("Service Express"), Carroll Fulmer Group, Inc. ("Carroll Fulmer"), Rainbow Trucking, Inc. ("Rainbow"), Transportation Resource Management, Inc. ("TRM"), Certified Transport, Inc. ("Certified"), KJ Transportation, Inc. ("KJ"), Network Transport, Inc. ("Network"), Diversified Trucking Corporation ("Diversified"), and Northstar Transportation, Inc. ("Northstar") at September 30, 1998 and the results of operations and cash flows for the periods since acquisition. The companies were acquired on the following dates:

     Company                                         Date Acquired
     ---------------------                           --------------------
     Carolina Pacific                                July 12, 1997
     Capitol Warehouse                               August 16, 1997
     Service Express                                 August 16, 1997
     Carroll Fulmer                                  August 30, 1997
     Rainbow                                         December 30, 1997
     TRM                                             January 31, 1998
     Certified                                       May 5, 1998
     KJ                                              June 17, 1998
     Network                                         July 13, 1998
     Diversified                                     August 5, 1998
     Northstar                                       August 11, 1998

The Company's consolidated statement of operations for the three and nine month periods ended September 30, 1997 and it's consolidated statement of cash flows for the nine month period ended September 30, 1997 have been restated to reflect the disposal of the Company's parcel delivery and courier operations.

2.  Summary of Significant Accounting Policies

Management's Representation

The accompanying interim consolidated financial statements have been prepared by the Company in accordance and consistent with the accounting policies stated in the Company's 1997 Annual Report on Form 10-KSB and should be read in conjunction with the consolidated financial statements appearing therein. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements are reflected in the interim periods presented. The consolidated financial statements for the three and nine month periods ended September 30, 1997 have been restated in accordance with APB No. 30 to reflect the Company's decision to dispose of the courier and package delivery operations. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the annual consolidated financial statements and notes of Transit Group.

3.  Business Combinations

The Company acquired five truckload carriers in 1997, one company in the first quarter of 1998, two companies in the second quarter of 1998 and three companies in the third quarter of 1998. On January 30, 1998 the Company acquired Fort Wayne, Indiana based TRM in exchange for $200,000 in cash and 365,957 shares of Transit Group common stock. On May 5, 1998 the Company acquired all of the outstanding shares of Certified, a dry van carrier and its logistics affiliate Venture Logistics, Inc., based in Indianapolis, Indiana. In connection with this acquisition the Company paid $800,000 in cash and issued 1,072,165 of its common shares. On June 16, 1998 the Company acquired all of the outstanding shares of KJ (a truckload carrier based in Rochester, New York) in exchange for $3.5 million in cash and 878,688 shares of the Company's common stock. On July 13, 1998 the Company acquired Network of Toronto, Canada for $250,000 in cash and 191,491 shares of Transit Group common stock. On August 5, 1998 the Company acquired all of the outstanding shares of Diversified (based in Opelika, Alabama) in exchange for 178,519 of its common shares and a cash payment of $70,000. On August 11, 1998 the Company acquired Dothan, Alabama based Northstar in exchange for 349,091 of its common shares. In October 1998 the Company announced that it had signed a letter of intent to acquire a privately held truckload carrier in Mississippi.

The Company accounts for its acquisitions under the purchase method of accounting. Accordingly, the operating results of the acquired companies are included in the Company's consolidated financial statements from their respective dates of acquisition. The purchase price is preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. The purchase price of the respective companies exceeds the fair value of net assets by approximately $46.1 million, which is being amortized on a straight-line basis over 40 years. In connection with these acquisitions, the company also accrued $4.2 million for the consolidation and elimination of redundant administrative functions. The accrual is intended to cover severance costs of employees terminated in conjunction with the plan. The amount charged to the accrual through September 30, 1998 is not considered significant. The following unaudited pro forma consolidated results of operations of the Company for the three and nine month periods ended September 30, 1998 and 1997 account for the Company's five 1997 acquisitions, the six acquisitions in 1998, the acquisition which is to take place in the fourth quarter, and the disposal of the Company's parcel delivery and courier operations as if they had occurred on January 1, 1998 and 1997, respectively. The pro forma results give effect to the amortization of goodwill, the effects of additional interest expense and certain other adjustments.

                                    Unaudited Pro Forma Combined Results of Operations

                                              Three months ended September 30,       Nine months ended September 30,
                                                   1998               1997               1998               1997
                                                   ----               ----               ----               ----
     Revenues                                 $   63,277,000     $  62,639,000     $  197,097,000     $  194,173,000
                                              ===============    ==============    ===============    ===============
     Income from continuing
     operations available to                  $    1,588,000     $     817,000     $    6,175,000     $    3,224,000
     common shareholders
                                              ===============    ==============    ===============    ===============
     Income per basic common share            $          .06     $         .03     $          .25     $          .17
                                              ===============    ==============    ===============    ===============
     Income per diluted common share          $          .06     $         .03     $          .24     $          .15
                                              ===============    ==============    ===============    ===============
     Weighted average number of basic
     common shares outstanding                    24,748,473        23,605,288         24,570,745         19,189,305
                                              ===============    ==============    ===============    ===============
     Weighted average number of diluted
     common shares outstanding                    25,930,945        25,304,722         25,890,438         20,888,739
                                              ===============    ==============     ===============    ===============

The above pro forma statements do not necessarily purport to be indicative of the results of operations which would have occurred had the acquisitions been made on January 1, 1998 or 1997, nor are they indicative of future results.

4.  Income Taxes

At September 30, 1998, the Company has approximately $26.6 million of net operating loss carryforwards potentially available to offset taxable income which expire during the years 2000 to 2012. The Company has not given recognition to tax benefits of net operating loss carryforwards in the financial statements, except for those net operating loss carryforwards which can be offset against current income, because management believes the Company's history of operating losses diminishes the Company's immediate ability to demonstrate that more likely than not, the future benefits will be realized. Accordingly, the Company has provided a valuation allowance of $12.2 million against those net operating loss carryforwards. Additionally, these net operating loss carryforwards are subject to limitation in any given year in the event of significant changes in ownership as set forth in the Internal Revenue Code and related Treasury Regulations.

The difference between the provision for income taxes attributable to continuing operations and the amount that would be expected using the Federal statutory income tax of 34% is related to the reduction in the valuation allowance due to the generation of taxable income in the current period as well as certain nondeductible expenses.

5.  Commitments and Contingencies

On February 20, 1997, Mark Iannello, an individual plaintiff, filed a Complaint against Capitol Warehouse. The lawsuit against Capitol Warehouse is pending in the U.S. District Court of the Western District of Pennsylvania (C.A. No. 97-45J) and is a personal injury action in connection with an accident involving one of Capitol Warehouse's trucks. The parties have reached and executed a settlement agreement which resulted in no liability to Transit Group.

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

In July 1997 the Company was reorganized into an Atlanta, Georgia based "holding company". This new corporate structure is intended to increase the Company's flexibility to pursue the acquisition and operation of profitable truckload motor carriers. The Company's intent is to continue to identify and acquire mid-size trucking companies, primarily with annual revenues between $5 million and $100 million, and that possess strong market positions, sound management and a commitment to a high level of service and quality. The Company has completed the acquisition of 11 companies as of September 30, 1998.

The following discussion and analysis reflect the Company's financial position, results of operations and cash flows as restated to reflect the disposal of the parcel delivery and courier operations in accordance with APB No. 30.

Liquidity and Capital Resources
-------------------------------

The Company has incurred substantial operating losses and cash flow deficits since inception. From September 1985 through September 30, 1998, the Company had accumulated a deficit from operating losses of $26.9 million and has paid dividends on its preferred stock of approximately $1.3 million. As of September 30, 1998, the Company had raised $72.3 million, net of notes receivable secured by stock in the amount of $1.1 million, from (i) private placements of preferred stock (which has been converted to common stock), (ii) its initial public offering of November 2, 1989, (iii) the sale of restricted and unrestricted common shares and (iv) stock issued in connection with the acquisition of the 11 truckload carriers. As a result of equity placements, dividends on preferred stock and cumulative losses, shareholders' equity as of September 30, 1998, was $38.4 million, and common stock issued subject to put arrangements was $5.7 million.

In July 1997, an affiliate of the Company's Chairman loaned the Company $4 million to consummate the acquisition of Carolina Pacific Distributors, Inc. During August, September and October of 1997, the affiliate loaned the Company an additional $2.6 million to fund the continuing operations of the parcel delivery and courier operations and fund certain expenses associated with the acquisition of the truckload companies. Of the $6.6 million borrowed, $2.6 million was assumed by the purchaser of the parcel delivery and courier operations, leaving a balance of $4 million at September 30, 1998. The loan amortizes at a rate of $1.0 million per year commencing April 1999. Accordingly, $1.0 million of this loan is included in the balance sheet under the heading current portion of long-term debt and capital leases.

In November 1998 the Company increased the capacity of its revolving line of credit from $20 million to $30 million. The facility bears interest at a rate of 2.25% over LIBOR and is secured by accounts receivable. The loan matures on
April 1, 2000 at which time it may be converted to a term facility with final maturity on April 1, 2001. The revolving credit facility contains covenants which require, among other things, net worth, leverage, and interest coverage ratios within specified levels and contain other provisions and covenants customary in lending transactions of these types. At September 30, 1998 $4,400,000 was available under the credit facility.

Concurrent with expanding its credit facility, the Company converted $5 million of debt, which was due in 1999, to a term facility which amortizes over seven years and has a final maturity in January 2002. The loan bears interest at the rate of 2.50% over LIBOR and is cross-collateralized with the $30 million facility discussed above.

Also in November 1998, the Company entered into a $50 million equipment lease facility with a commercial lender. The Company plans to use $20-$25 million of the facility to restructure the financing of certain existing equipment and use the remainder to support future equipment purchases. The terms of the leases will vary from 30-48 months, for used equipment, and up to 60 months for new equipment. Initial fundings under the facility will bear interest at rates between 5.50% and 6.00%. Interest rates on future fundings will be subject to changes to the 3-year U.S. Treasury interest rates. At the expiration of the lease, the Company may renew the lease, return the equipment subject to the payment of a Terminal Rate Adjustment Clause or purchase the equipment.

The Company believes that the amounts available from operating cash flows, funds available under its new credit facility with AmSouth and planned borrowings will be sufficient to meet the Company's expected operating needs and planned capital expenditures for the foreseeable future.

Redemption Rights for Selling Shareholders in Acquisitions
----------------------------------------------------------

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

At September 30, 1998, holders of redemption rights with respect to $3.7 million of stock may require either the Company to redeem the stock or a major shareholder of the Company to acquire the stock at a price of $3.60 per share. Holders of redemption rights with respect to $1.7 million of stock at $3.875 per share and $0.3 million at $6.75 per share have the right to require the Company to redeem their shares and are guaranteed by a major shareholder. Of this amount $0.3 million was purchased by third parties in the third quarter.

To the extent such redemption rights are exercised, the Company will be required to fund the cash required to meet its obligations under the redemption rights by drawing on bank lines which may be available to its subsidiaries, or to call upon a major shareholder to purchase the stock under such shareholder's obligations and guarantees associated with the acquisition contracts.

Demand Notice
-------------

In connection with its acquisitions, the Company routinely requests waivers and/or approvals from commercial lenders in regards to change of control covenants included in subsidiary loan documents. Subsequent to the acquisition of KJ Transportation, Transamerica Business Credit Corporation notified the Company that it did not consent to the sale of KJ Transportation to the Company and further, demanded payment in full on approximately eleven Notes aggregating $6.6 million. The Company refinanced these loans under its new credit facility discussed above and is not in default under its new credit facility.

Financial Condition
-------------------

As of June 30, 1997, the Company treated its parcel delivery and courier business as discontinued operations. The Company's outstanding vehicle and equipment indebtedness, $2.6 million of indebtedness to an affiliate of the Company's Chairman, and certain operating leases were assumed by the companies purchasing the operations. The Company remains contingently liable on certain leases.

Results of Operations - Three and nine months ended September 30, 1998
---------------------------------------------------------------------

The following table sets forth items in the Consolidated Statement of Operations for the three and nine months ended September 30, 1998 and 1997 as a percentage of operating revenue.

                                                                 Percentage of Operating Revenues
                                                          Three months ended          Nine months ended
                                                             September 30,               September 30,
                                                             -------------               -------------
                                                        1998            1997         1998             1997
                                                        ----            ----         ----             ----
          Revenues and other income                     100.0%         100.0%          100.0%           100.0%
                                                   -----------    -----------     -----------      -----------

          Operating expenses:
             Purchased transportation                    40.7           38.1            43.7             38.1
             Salaries, wages and benefits                23.5           23.5            22.7             23.4
             Fuel                                         7.5            9.8             7.5              9.8
             Operating supplies and expenses             13.6           10.5            10.9             10.5
             Insurance                                    2.0            2.4             1.9              2.4
             Depreciation and amortization expense        4.2            7.5             4.6              7.5
             General and administrative expense           3.3            3.9             3.0              6.4
                                                   -----------    -----------     -----------      -----------


                Total operating expenses                 94.8           95.7            94.3             98.1
                                                   -----------    -----------     -----------      -----------

                Operating income                          5.1            4.3             5.7              1.9
          Interest expense                                2.9            3.8             2.8             (3.8)
                                                   -----------    -----------     -----------      -----------

                Income from continuing
          operations
                   before income taxes                    2.3            0.5             2.9             (1.9)
          Income taxes attributable to continuing
               Operations                                 0.1            0.4             0.2             (0.4)
                                                   -----------    ------------    -----------      -----------

          Income from continuing operations               2.2%           0.1%            2.7%            (2.3)%
                                                   ===========    ============    ===========      ===========

The Company discontinued its parcel delivery and courier business effective June 30, 1997. Accordingly, the Company had no revenues from continuing operations until July 11, 1997 with the purchase of Carolina Pacific.

Because substantially all of the acquisitions took place subsequent to September 30, 1997 the above tables are not comparative. (Certain items have been reclassified to conform to the current format)

The Company is continuing the process of implementing its centralization policy on a regional basis, which will result in two to three primary operating regions - the Southeast Region, the Northeast Region, and the Midwest Region. This organization will facilitate the growth and management of the Company and is expected to continue to identify operating efficiencies and opportunities including:

 Increased backhaul revenue
 Purchasing efficiencies in the areas of equipment, tires and maintenance costs Reduction of deadhead miles

Revenues attributable to the discontinued businesses were $14.7 million for the nine months ended September 30, 1997.

Year 2000
---------

The Company operates two primary software applications: its accounting and financial reporting systems and its integrated dispatch and billing systems. The accounting and financial reporting systems were acquired from a third party vendor and were represented to be compliant with Year 2000 issues at acquisition in 1996. The vendors of the Company's integrated dispatch and billing systems have advised the Company that all Year 2000 software modifications will be completed by the first quarter of 1999. The cost of these modifications will be covered by the Company's existing software maintenance agreements.

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

The Company is currently unable to estimate whether it is exposed to significant risk of being adversely affected by Year 2000 noncompliance by third parties. During the third quarter of 1998, the Company began contacting third parties with which it has material relationships, including its material customers, to determine their preparedness with respect to Year 2000 issues and to analyze the risks to the Company in the event any such third parties experience significant business interruptions as result of Year 2000 noncompliance. The Company expects to complete this review and analysis and to determine the need for contingency planning in this regard by March 31, 1999.

                               TRANSIT GROUP, INC.
                           Part II - Other Information

Item 1 - Legal Proceedings

     The Company acquired Capitol Warehouse, Inc. in August, 1997 and Capitol Warehouse, Inc. is currently a wholly-owned subsidiary of the Company. On February 20, 1997, Mark Iannello, an individual plaintiff, filed a Complaint against Capitol Warehouse, Inc. The lawsuit against Capitol Warehouse, Inc. is pending in the U.S. District Court of the Western District of Pennsylvania (C.A. No. 97-45J) and is a personal injury action in connection with an accident involving one of Capitol Warehouse, Inc.'s trucks. The parties have reached and executed a settlement agreement which resulted in no liability to Transit Group.

Item 6 - Exhibits and Reports on Form 8-K

   (a)   Exhibits

           Exhibit 10 - Material Contracts

           11.1   Statement Regarding Computation of Earnings per Share.

           27.1   Financial Data Schedules

   (b) The Company filed the following Current Reports on Form 8-K during the third quarter of 1998:

         (i) A Current Report on Form 8-K/A dated August 27, 1998, filed on August 31, 1998 reporting the financial information regarding the acquisition of KJ Transportation Inc. and J&L Leasing Inc.

         (ii) A Current Report on Form 8-K dated July 10, 1998, filed on July 31, 1998 reporting the Company's sale of its common stock pursuant to Regualtion S contained under the Securities Act of 1933.

         (iii) A Current Report on Form 8-K/A dated July 17, 1998, filed on July 20, 1998 reporting the financial information regarding the acquisition of certified Transport, Inc. and Venture Logistics, Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Transit Group, Inc.

Date: November 13, 1998

                                            By:   /s/Wayne N. Nellums
                                                     Wayne N. Nellums
                                                     Vice President,
                                                     Chief Financial Officer
                                                      and Secretary