Form 10KSB
period 1998-12-31
TRANSIT GROUP INC
filed 1999-03-31
CIK 853532

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 For
                     the fiscal year ended December 31, 1998
                                       or
 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                        Commission file number: 000-18601

                               TRANSIT GROUP, INC.
                 (Name of small business issuer in its charter)


     State of Florida                                59-2576629
-------------------------------            ----------------------------------
 (State or other jurisdiction of
 incorporation or organization)            (I.R.S. Employer Identification No.)

 2859 Paces Ferry Road, Suite 1740, Atlanta, GA            30339
 ----------------------------------------------            -----
 (Address of principal executive offices)                (Zip Code)

          Issuer's telephone number including area code: (770) 444-0240

           Securities registered pursuant to Section 12(g) of the Act:
  Title of Each Class                  Name of Exchange on which registered

Common Stock                                  NASDAQ SmallCap Market
Warrants                                      NASDAQ SmallCap MArket
(two warrants entitle the holder to
purchase at a price of $7.50 per share,
one share of common stock)


Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.[ ]

Issuer's revenues for the year ended December 31, 1998: $177,552,961

The aggregate market value of the voting common stock held by the non-affiliates of the registrant was $117,210,000 based on the closing sale price reported on March 26, 1999.

There were 26,046,682 shares of the Company's common stock outstanding as of March 26, 1999.

Transitional Small Business Disclosure Format (Check one):  Yes       No  X

Documents Incorporated by Reference: Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

Item 1. BUSINESS

Introduction

Transit Group, Inc. ("TGI" or the "Company") is a holding company concentrating on the acquisition, consolidation, and operation of short and long haul trucking companies. The Company believes that many of these smaller companies would benefit from an affiliation with a larger organization such as TGI in order to realize certain operating efficiencies as well as realize the full value of their company.

Forward-Looking Statement

This Annual Report on Form 10-K contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including or related to our future results (including certain projections and business trends).

These and other statements, which are not historical facts, are based largely on current expectations and assumptions of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Assumptions related to forward-looking statements include that we will continue to be competitive and that our acquisition strategy will remain successful and that we will retain key personnel and that competitive conditions within our markets will not change materially or adversely.

Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Annual Report, the words "estimate," "project," "intend," and "expect" and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in the forward-looking information will be realized. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans which may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as our representation that any strategy, objectives or other plans will be achieved. The forward-looking statements contained in this Annual Report speak only as of the date of this Annual Report, and we do not have any obligation to publicly update or revise any of these forward-looking statements. Any forward looking statements should be read in conjunction with the risk factors contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 10 herein.

Industry Overview

The trucking industry can be divided into four general categories: Package Delivery, Less-than-Load, Household Goods, and Truckload ("TL"). The Company operates in the TL segment of the trucking industry, which is highly fragmented with over 300,000 companies.

Over the past several years the following trends have evolved in the TL segment:

       - Shippers are limiting the number of carriers to larger more efficient trucking companies who can provide a consistent level of service at a competitive price.

       - Companies are outsourcing their shipping needs to trucking companies who can offer a full range of logistic services.

       -   The  advent  of  just-in-time   inventory  systems  has  demanded
           significant levels of technology to provide reliable time-definite service.

The Company believes that its size, range of services offered and continued growth will enable it to take advantage of these trends in the TL segment of the trucking industry. Based on industry statistics, management believes that it is the ninth largest truckload carrier in North America.

History and Development

Transit Group, Inc. was incorporated on August 28, 1985 as General Parcel Service, Inc., a Florida corporation engaged in the parcel delivery business. The Company began operations in Jacksonville, Florida and expanded into Georgia, North Carolina and South Carolina. Due to unprofitable operations, the Company ceased parcel delivery in March 1997.

In January 1997, TGI was reorganized into a holding company structure and began the acquisition of mid-size short and long haul trucking companies. The Company acquired 11 companies during the period from July 1997 through December 1998 and three additional companies during the first quarter of 1999.

Acquisitions

The Company is building a national trucking company by acquiring TL carriers, which meet certain criteria. Initially, the Company's primary source of acquisition candidates was brokers. Currently, the primary source of acquisition candidates is through referrals.

The Company seeks to identify for acquisition trucking companies with the following attributes:

     -    Profitable
     -    Revenues in excess of $10 million
     -    Strong market position
     - Sound management with key personnel committed to the Company's strategy
     -    Commitment to a high level of quality and service

The Company's expansion plans are dependent upon the availability of, among other things, suitable acquisition candidates, adequate financing, qualified personnel, and TGI's future operations and financial condition. When identified, a potential candidate is evaluated on its ability to open new lanes and geographic areas or its capacity to exploit existing markets, customers, and lanes.

If it is determined that the candidate will be a "fit," certain financial screens are utilized to further evaluate potential acquisitions. The Company has sought to acquire companies principally on a multiple of pre-tax income and EBITDA (earnings before interest, taxes, depreciation, and amortization.) If the target passes these screens, the Company will perform its operational, financial, legal, and environmental due diligence procedures. Depending upon the complexity of the organization and time devoted to negotiating the purchase price, it can take from three to six months to consummate an acquisition.

The Company has acquired the following 14 companies since July 1997.


                                                            Date
           Company                                        Acquired
-----------------------------------                       --------
Carolina Pacific Distributors, Inc.                       07/11/97
Service Express, Inc. (1)                                 08/16/97
Capitol Warehouse, Inc.                                   08/16/97
Carroll Fulmer Group, Inc. (2)                            08/30/97
Rainbow Trucking, Inc. (3)                                12/30/97
Transportation Resources and Management, Inc.  (4)        01/31/98
Certified Transport, Inc. (5)                             05/05/98
KJ Transportation, Inc.                                   06/17/98
Network Transportation, Inc.                              07/13/98
Diversified Trucking, Inc.                                08/05/98
Northstar Transportation, Inc.                            08/11/98
Priority Transportation, Inc.                             01/19/99
Massengill Trucking Service, Inc.                         03/03/99
KAT, Inc.                                                 03/22/99

(1) In connection with the acquisition of Service Express, the Company granted the selling shareholders the right, through August 15, 1998, to require the Company to redeem $1.8 million of the shares that they received. Through December 31, 1998, these shareholders sold certain shares in a private transaction for a price of $0.4 million. In the first quarter of 1999, the shareholders sold a portion of these shares to a third party and the Company acquired the remaining shares for an aggregate price of $1.4 million.

(2) In connection with the acquisition of Carroll Fulmer, the Company granted the selling shareholders the right to require that either the Company redeem or a major shareholder of the Company acquire up to $6.0 million of stock at a price of $3.60 per share. These redemption rights expire August 29, 2003. Through December 31, 1998, the Company has redeemed $75,000 in stock from a selling shareholder and the shareholders have sold shares in a private transaction for approximately $2.25 million, thereby reducing the Company's remaining obligation to approximately $3.675 million.
(3) The Company has made loans to certain selling shareholders in the aggregate amount of $675,000, which are due on June 30, 1999. If the average closing price per share of the Company's common stock for the period June 23, 1999 through June 29, 1999 is less than $6.625 per share, the notes shall be non-recourse to such extent and the debtor shall not be personally liable for such deficiency, but the Company shall be entitled to a return of a proportionate amount of the Company's stock.
(4) A $0.2 million recourse loan, due April 30, 1999, was made to a selling shareholder.
(5) A $0.4 million recourse loan, due November 4, 1999 was made to a selling shareholder.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Operations

The Company's business operations are divided between the corporate office located in Atlanta, Georgia and its operating divisions and locations. The corporate office is responsible for the overall direction of the Company's operations, information systems, finance, banking, human resources, and financial reporting.

Carolina Pacific Distributors ("Carolina Pacific") - Founded in 1977 and headquartered in High Point, North Carolina, Carolina Pacific provides dry van and refrigerated transportation services between major markets in the Carolinas and the West Coast. Carolina Pacific transports a variety of general commodities, including textiles and tobacco, and serves as a carrier for the produce industry.

Service Express ("Service Express") - Service Express, founded in 1963, is headquartered in Tuscaloosa, Alabama. Service Express operates primarily in the Southeastern United States and transports a variety of general commodities, including paper, resins, magnetic tapes and chemicals.

Transit Leasing, formerly known as Capitol Warehouse ("Capitol Warehouse") - Located in Louisville, Kentucky, Transit Leasing operated both a trucking segment and a warehousing segment. During fiscal 1998 the trucking operations were merged into those of Rainbow Trucking (see below) and the warehouse component was phased out and terminated on March 15, 1999.

Carroll Fulmer Group ("Carroll Fulmer") - Carroll Fulmer is a general commodities hauler headquartered in Groveland, Florida. Carroll Fulmer operates primarily through 19 agent offices. Approximately 45% of its revenues are generated through brokerage operations and the balance through owner/operators and company owned equipment. Carroll Fulmer transports, among other items, beverages, household goods and foodstuffs.

Rainbow Trucking Services, Inc. ("Rainbow") - Rainbow was founded in 1982 and is headquartered in Louisville, Kentucky. During 1998, the trucking operations of Capitol Warehouse, Hawks Enterprises and T.W. Transport, Inc. were merged into Rainbow. Rainbow transports a wide range of general commodities, including plastics, paper and glass throughout the United States.

Transportation Resources and Management ("TRM") - Founded in 1979, TRM is headquartered in Fort Wayne, Indiana. TRM operates primarily in the Midwest (Northern Indiana, Ohio, Illinois, Michigan) and transports a variety of general commodities, including copper wire and carpet padding.

Certified  Transport  ("Certified") - Headquartered  in  Indianapolis,  Indiana,
Certified began operations in 1991. Certified's lanes are primarily in the Midwest and Canada. Certified maintains a logistics division in addition to its trucking operation, which services the automotive, wrapping and air cargo industries.

KJ Transportation ("KJ") - KJ is located in Farmington, New York. KJ operates several divisions including, a brokerage division, which generates approximately 29% of their revenue, and a trucking division, which can be divided between a dry van and a refrigerated division. A maintenance division, which services the equipment of certain Transit Group companies in addition to third parties and a truck leasing operation, are conducted through J&L Truck Leasing of Farmington, Inc. The trucking division operates throughout the U.S. with primary lanes from the Northeast to the Southeast and from the Northeast to the West Coast. KJ transports a variety of commodities with particular emphasis in the food and beverage industries.

Network Transportation ("Network") - Network was the Company's first acquisition outside the U.S. Network operates a fleet of dry van and refrigerated units and services the food industry primarily in the Toronto - Montreal corridor with limited service to the Northern U.S.

Diversified Trucking ("Diversified") - Diversified operates out of Opelika, Alabama and is a carrier for the apparel, paper and consumer goods industries.

Northstar Transportation ("Northstar") - Northstar is headquartered in Dothan, Alabama. Northstar services the food, paper, and industrial products industries. Northstar is the third company acquired by the Company in Alabama.

Priority Transportation, Inc. ("Priority") - Priority, located in northeastern Mississippi, was acquired in January 1999 and is a carrier for the consumer electronics, paper, and paint industries. Priority also maintains warehouse and cross dock facilities for its customers.

Massengill Trucking Service, Inc. ("Massengill") - Massengill was acquired in March 1999. Organized in 1950, Massengill is a carrier for the furniture industry, servicing the Midwest and Northeast.

KAT, Inc. ("KAT") - Headquartered in Chesterton, Indiana, KAT was acquired in March 1999. Approximately 65% of its revenue is derived from its refrigerated division. KAT's primary operational area is east/west from Denver, Colorado to upstate New York. KAT is a carrier for the food industry.

Effective January 1, 1999, all of the subsidiaries acquired in 1997 and 1998, with the exception of Rainbow, Carroll Fulmer & Co., Inc. (a former subsidiary of Carroll Fulmer Group), J&L Truck Leasing of Farmington, Inc., and Network, were merged into a newly formed wholly-owned subsidiary of Transit Group, Inc., named Transit Group Transportation, LLC ("TGT"). The Company anticipates that the merger of these entities into one operating subsidiary will reduce legal, accounting and permitting costs, as well as facilitate access to fleet information, which may enhance revenue per mile and reduce deadhead miles. Furthermore, the Company anticipates that Rainbow, Massengill, and KAT will be merged into TGT in the second half of 1999. The operations of Priority, purchased in January 1999, have been transferred to TGT.


Information Technology

Operations Software. The Company is in the process of converting its operations to a single software platform. Approximately 50% of the operations were converted during 1998, with completion for the remaining divisions scheduled for the second half of 1999. Priority and KAT already utilize the same software and will not require a major conversion.

It is anticipated that by the end of 1999 TGI's divisions will be operating under a common billing, dispatch, settlement, and fleet monitoring system. The Company believes a common operating system will further facilitate load matching, enhance equipment utilization, and increase revenue per mile.

Communications. The Company is committed to installing satellite communications and monitoring equipment throughout its fleet during 1999. During 1998, the Company agreed to acquire 3,000 units from a leading communications software vendor in the transportation industry over a three-year period. To date approximately 88% of the Company's trucks are utilizing communication software. Communication between dispatch and drivers is required by many national shipping customers and is anticipated to maximize driver efficiency.

Web Site. A company-wide web site is currently being built for TGI. The site will offer traditional information such as Company background, services offered, and financial information. In addition, the site will allow customers, after meeting certain security criteria, to interface with the Company's communications software to determine the location and arrival time of their shipment. The Company's web site will significantly enhance customer service by allowing real-time access 24 hours a day to a customer's shipments.

Corporate Services

The Company's operations, sales, marketing, dispatch, customer service, and customer relations functions operate on a decentralized basis. The Company periodically holds meetings for its various departments in order to share best practices and explore business opportunities.

Accounting, legal, financial reporting, banking, fleet purchasing, fleet maintenance, cash management, risk management, and human resource functions have been and/or continue to be consolidated in the recently formed Corporate Services Division of TGT. By consolidating these functions, the Company believes it can reduce legal, accounting, tax, insurance and equipment costs.

Fleet Summary

The Company has a policy to trade-in power units on a 3-4 year cycle (400,000 - 500,000 miles) and trailers approximately every 8 years. A summary of TGI's fleet is as follows (number of units):

                                                December 31,
                              -----------------------------------------------
                                     1998                       1997
                              ---------------------       -------------------

 Company Trucks                     1,401                        434
 Owner/Operators                      566                        291
                              ---------------------       -------------------

      Total Power Units             1,967                        725
                              =====================       ===================

 Trailers                           3,921                      1,150
                              =====================       ===================


Debt Conversion

In May 1997, the Company agreed to a debt-for-equity conversion that reduced the Company's long-term debt. T. Wayne Davis, Chairman of the Board, and his affiliates assumed approximately $4.7 million of the Company's debt in exchange for 2.7 million shares of the Company's common stock. In May 1997, the Company also received a capital infusion of approximately $1.2 million from Messrs. Davis and Belyew in exchange for the issuance of an aggregate of 687,000 shares of restricted common stock of the Company.

Discontinued Operations

In December 1997, the Company sold the parcel delivery business to a corporation controlled by affiliates of the Company's Chairman. In this transaction, the buyer assumed liabilities of approximately $4.0 million in excess of assets. To compensate for the excess liabilities assumed by the buyer, the Company issued 876,569 shares of restricted common stock to the buyer.

Competition

The trucking industry is highly competitive and subject to pressures from major business cycles. Management believes that competition in the trucking industry is based primarily on service and efficiency, and to a lesser extent, prices.

The shipping requirements of "just-in-time" inventory systems demand geographically diverse trucking companies with well-developed tracking and dispatching information systems. The Company anticipates that the trucking industry will continue to consolidate and remain extremely competitive for both customers and qualified personnel. Management believes that TGI's current size and anticipated growth will allow it to participate in the consolidating trucking industry. However, there is significant disparity in the revenues and financial resources of the largest trucking companies compared with those of the Company, and there is no assurance that the Company can continue to maintain its growth.

The Company competes with trucking companies located in the market areas served by its divisions. Management believes that there is not a dominant competitor in the trucking industry that competes directly with the Company.

Potential Liability

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. The industry is also subject to substantial workers' compensation expense. A material increase in the frequency or severity of accidents, workers' compensation claims, or an unfavorable development of existing claims can be expected to adversely affect the Company's operating income. Management believes that the Company has insurance coverage sufficient to cover most expected losses.

Marketing

The Company markets its services through its own sales force and a developed network of brokers and agents operating throughout the United States.

Regulation

Prior to 1995, the Company was regulated by the Interstate Commerce Commission ("ICC"). Effective January 1, 1995, the ICC was eliminated and substantially all of its key functions were transferred to the Department of Transportation ("DOT"). The DOT governs such activities as drug and alcohol testing, hours of service, rates, insurance, reporting, and accounting systems.

The Company is also subject to the regulations promulgated by the Environmental Protection Agency and similar state regulatory agencies regarding environmental laws and regulations. These agencies address matters concerning the management of hazardous wastes, the discharge of pollutants into the air, surface, and underground waters, and the disposal of certain substances. Violation of certain applicable laws and regulations could result in clean-up costs, property damage, and other fines or penalties. Management believes that its operations are in material compliance with current laws and regulations.

Employees

The Company and its subsidiaries employ approximately 2,000 employees, of which approximately 1,400 are drivers, 130 work in various garage facilities, and 470 work in administrative and operational capacities at the divisional locations and in the corporate office. None of the Company's employees are covered by collective bargaining agreements, and the Company believes that its relationship with its employees is satisfactory.

Item 2. PROPERTIES

The Company has operations at the following locations:

                                                              Lease/
                       Location                                 Own
         -------------------------------------          --------------------

         High Point, North Carolina                            Lease
         Louisville, Kentucky                                  Lease
         Tuscaloosa, Alabama                                   Lease
         Groveland, Florida                                     Own
         Fort Wayne, Indiana                                   Lease
         Indianapolis, Indiana(1)                              Lease
         Farmington, New York                                  Lease
         Mississauga, Canada                                   Lease
         Opelika, Alabama                                      Lease
         Dothan, Alabama                                       Lease
         Olive Branch, Mississippi(1)                          Lease
         Hickory Flat, Mississippi                              Own
         Chesterton, Indiana                                   Lease

(1) Includes warehouse facilities.

The Company believes that its facilities are adequate and suitable for their respective uses.

Item 3. LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries or divisions is subject to any pending legal proceedings other than routine litigation that is incidental to its business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ SmallCap Market under the trading symbol "TRGP." The Company's warrants are also traded on the NASDAQ SmallCap Market, under the trading symbol "TRGPW." As of March 26, 1999, there were 406 shareholders of record of the common stock and 13 warrant holders of record, not including individuals and entities holding shares in street name. The closing sale price for the Company's common stock on March 26, 1999, was $4.50, and the closing price of the Company's warrants was $1.44.

The quarterly high and low closing bid prices of the Company's common stock are shown below:

                       Market Price of Common Stock - TRGP

                1999(1)                   1998                     1997
          ------------------       ------------------       ------------------
Quarter     High       Low           High       Low            High      Low

First      $5.250    $4.000         $6.500    $5.000          $5.000    $2.750
Second       ----      ----          8.000     5.875           5.250     1.625
Third        ----      ----          7.875     3.250           7.625     5.000
Fourth       ----      ----          6.000     3.125           7.500     6.000

(1)      For 1999 includes through March 26, 1999.

The quarterly high and low closing bid prices of the Company's warrants are shown below:

                        Market Price of Warrants - TRGPW

                1999(1)                   1998                     1997
          ------------------       ------------------       ------------------
Quarter     High       Low           High       Low            High      Low

First      $1.625    $1.438         $2.500    $1.625          $1.125    $ .750
Second       ----      ----          1.750     1.500           1.375      .813
Third        ----      ----          1.688     1.563           1.875     1.375
Fourth       ----      ----          1.563     1.563           2.125     1.875

(1)      For 1999 includes through March 26, 1999.

The Company has not declared any dividends and does not expect to pay cash dividends in the foreseeable future. Future dividend policy will be determined by the Company's Board of Directors based on the conditions then existing, including the Company's financial condition, capital requirements, cash flow, profitably, business outlook, general economic conditions, and other factors. The Company's Board of Directors currently anticipates retaining earnings to provide funds for the operation and expansion of the Company's business.

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

Comments in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's business which are not historical facts are forward-looking statements that involve risks and uncertainties. Among these risks are the Company is in a highly competitive business, has a history of operating losses, and is pursuing a strategy that relies primarily on the completion of acquisitions of companies in the trucking industry. There can be no assurance that in its highly competitive business environment, the Company will successfully improve its operating profitability or consummate such acquisitions. Any forward looking statements should be read in conjunction with the risk factors contained on page 17 herein.

Results of Operations-Historical Results 1998 vs 1997. The Company discontinued its general parcel and courier business effective June 30, 1997. Accordingly, the Company had no revenues from continuing operations until July 11, 1997 with the purchase of Carolina Pacific and such revenues continued to increase with the acquisitions of four additional companies in 1997 and six companies in 1998.

The following table sets forth items in the Consolidated Statement of Operations for the year ended December 31, 1998 and 1997 as a percentage of operating revenues.

                                                    Percentage of
                                                 Operating Revenues
                                                      December 31,
                                           --------------------------------
                                                 1998            1997
                                           ---------------    -------------
 Total revenues and other income                100.00%        100.00%
                                           ---------------    -------------

 Purchased transportation                        43.58          46.11
 Salaries, wages and benefits                    22.91          21.93
 Fuel                                             7.28           7.65
 Operating supplies and expenses                 12.62           9.63
 Insurance                                        1.60           2.49
 Depreciation and amortization expense            4.23           4.73
 General and administrative expense               2.77           3.41
                                           ---------------    -------------
 Total expenses                                  94.99          95.95
                                           ---------------    -------------

   Operating income                               5.01           4.05
 Interest expense                                 2.43           3.07
                                           ---------------    -------------

   Income before income taxes                     2.58            .98
 Income taxes (benefit)                          (4.01)           .21
                                           ---------------    -------------

   Income from continuing operations              6.59%           .77%
                                           ===============    =============

Total revenues and other income. Total revenue increased from $34.0 million in 1997 to $177.6 million, or 422.0%, for 1998. The increase is due primarily to the acquisition of six companies in 1998 ($93.0 million) and a full year of revenues for those companies acquired in 1997 ($50.6 million).

Purchased transportation. Purchased transportation increased from $15.7 million in 1997 to $77.4 million, or 393.3%. Purchased transportation as a percentage of total revenues and other income decreased from 46.11% in 1997 to 43.58% in 1998. Changes in the fleet mix from brokerage and owner-operators to company owned trucks as a result of the acquisitions resulted in the decline in purchase transportation as a percentage of sales.

Salaries, wages and benefits. Salaries, wages and benefits increased from $7.5 million in 1997 to $40.7 million, or 445.2%, in 1998. Salaries, wages and benefits as a percentage of total revenues and other income increased from 21.93% in 1997 to 22.91% in 1998. The increase as a percentage of total revenues and other income is attributed to the change in revenue mix discussed in the preceding paragraph as well as continued pressure on driver wages. Should driver wages continue to increase as a result of the industry-wide driver shortage, there can be no assurance that these costs can be passed along through increased freight rates.

Fuel. Fuel increased from $2.6 million in 1997 to $12.9 million, or 397.7%, in 1998. Fuel as a percentage of total revenues and other income decreased from 7.65% in 1997 to 7.28% in 1998. Fuel costs as a percentage of total revenues decreased as a result of lower fuel prices, the Company's ability to negotiate more favorable fuel contracts and improved gas mileage from the purchase of new, more efficient equipment. In the first quarter of 1999, fuel costs increased over recent levels. Should fuel costs continue to increase, there can be no assurance that these costs can be passed along to our customers.

Operating supplies and expenses. Operating supplies and expenses increased from $3.3 million in 1997 to $22.4 million, or 584.2%, in 1998. Operating supplies and expenses as a percentage of total revenues and other income increased from 9.63% in 1997 to 12.62% in 1998. The increase as a percentage of total revenues and other income is attributed to the change in mix discussed above and the increased use of leased equipment.

Insurance. Insurance expense increased from $.9 million in 1997 to $2.8 million, or 236.1%, in 1998. Insurance expense as a percentage of total revenues and other income decreased from 2.49% in 1997 to 1.60% in 1998. The decrease as a percentage of total revenues and other income is due to the Company's ability to negotiate more favorable insurance rates because of its larger, more diverse insurance base.

Depreciation and amortization expense. Depreciation and amortization expense increased from $1.6 million in 1997 to $7.5 million, or 366.9%, in 1998. Depreciation and amortization expense as a percentage of total revenues and other income decreased from 4.73% in 1997 to 4.23% in 1998. The decrease as a percentage of total revenues and other income is due to the increased use of leased equipment.

General and administrative expense. General and administrative expense increased from $1.2 million in 1997 to $4.9 million, or 323.5%, in 1998. General and administrative expense as a percentage of total revenues and other income decreased from 3.41% in 1997 to 2.77% in 1998. The decrease as a percentage of total revenues and other income is related to the ongoing consolidation of certain accounting, finance, and legal administrative functions.

Operating income. Operating income increased from $1.4 million in 1997 to $8.9 million, or 545.1%, in 1998. Operating income as a percentage of total revenues and other income increased from 4.05% in 1997 to 5.01% in 1998 as a result of the various factors noted above.

Interest expense. Interest expense increased from $1.0 million in 1997 to $4.3 million, or 312.4%, in 1998 as a result of increased borrowings to fund acquisitions offset by more favorable interest rates and the increased use of leased equipment.

Income taxes. Income taxes attributable to continuing operations decreased from a provision of $70,665 in 1997 to a benefit of $7.1 million in 1998 as the Company recognized the future value of net operating loss carryforwards.

Income (loss) to common shareholders. Income (loss) to common shareholders increased from a loss of $12.0 million in 1997 to income of $11.7 million in 1998 because of the various factors noted above and the sale of the parcel delivery business in 1997.

Income (loss) per diluted common share. Income (loss) per diluted common share increased from a loss of $1.08 per diluted common share to income of $0.49 per diluted common share because of the factors noted above.

Income (loss) per basic common share. Income (loss) per basic common share increased from a loss of $1.08 per basic common share to income of $.52 per basic common share because of the factors noted above.

Weighted average number of diluted common shares outstanding. The weighted average number of diluted common shares outstanding increased as a result of the shares issued for the various acquisitions by the Company.

Weighted average number of basic common shares outstanding. The weighted average number of basic common shares outstanding increased as a result of the shares issued for the various acquisitions by the Company.

Results of Operations - Unaudited Pro Forma 1998 vs 1997. Since July 1997, the Company has acquired 14 truckload carriers. TGI has enabled these companies to reduce certain costs particularly in the areas of insurance, interest and leasing costs, fuel, and redundant overhead. The Company's strategy is to allow the acquired companies to focus on marketing, customer service, and operations while administrative and financial costs are centralized in the Corporate Services Division of TGT.

The unaudited pro forma financial information reflects the operations of the 14 acquired companies as if they all had been acquired on January 1, 1997. The following adjustments were made to the historical financial statements of acquired companies prior to their acquisition by the Company:

     - Reduced depreciation expense due to changes in depreciation policies and estimated lives;
     -   Amortization of goodwill recorded in connection with the acquisitions;
     - Additional interest costs for the cash portion of the acquisition costs; and
     - Interest costs of the acquired companies have been adjusted to reflect the Company's financing costs.

No projected provision for cost reductions (such as insurance, overhead, purchasing, and fuel) have been reflected in the historical financial statements of the subsidiaries from January 1, 1997 through the date of acquisition.

                                Unaudited Pro Forma Combined Results of Operations

                                                        December 31, 1998                   December 31, 1997
                                                 --------------------------------    ---------------------------------
                                                        $                 %                 $                  %
                                                 ----------------    ------------    -----------------    ------------
                                                    (Dollars                             (Dollars
                                                   in thousands)                       in thousands)
Total revenue and other income                   $       296,364       100.00%       $       296,228       100.00%
                                                 ----------------    ------------    -----------------    ------------

Operating expenses                                       259,935        87.71                261,937        88.42
Depreciation and amortization                             13,596         4.59                 14,185         4.79
General and administrative expenses                        7,512         2.53                  8,501         2.87
                                                 ----------------    ------------    -----------------    ------------

Total operating expenses                                 281,043        94.83                284,623        96.08
                                                 ----------------    ------------    -----------------    ------------
   Operating income                                       15,321         5.17                 11,605         3.92

Interest expense                                           6,889         2.32                  7,006         2.37
                                                 ----------------    ------------    -----------------    ------------
   Income before income taxes                              8,432         2.85                  4,599         1.55

Income taxes (benefit)                                    (6,271)       (2.11)                   526         0.18
                                                 ----------------    ------------    -----------------    ------------

   Net income                                    $        14,703         4.96%       $         4,073         1.37%
                                                 ================    ============    =================    ============

Income per basic common share                    $           .56                     $           .16
                                                 ================                    =================

Income per diluted common share                  $           .53                     $           .15
                                                 ================                    =================

Weighted average number of basic common
shares outstanding                                    26,381,209                           25,791,743
                                                 ================                    =================

Weighted average number of diluted
common shares outstanding                             27,636,140                           27,147,982
                                                 ================                    =================

Excluding the impact of the Rainbow/Capitol merger discussed below, comparable unaudited pro forma revenues increased by approximately $4 million (1.5%) in 1998 compared to 1997.

The Company phased out the warehouse operations of Capitol Warehouse due to its marginal profitability and merged its trucking operations into those of Rainbow Trucking during fiscal 1998. The combined operations had a decrease in revenue of $3.9 million in unaudited pro forma 1998 compared to unaudited pro forma 1997. Despite the revenue decline, these actions increased pre-tax earnings of the Rainbow/Capitol operation by approximately $.4 million in unaudited pro forma 1998 compared to 1997.

Operating expenses decreased from $261.9 million in unaudited pro forma 1997 to $259.9 million in unaudited pro forma 1998. Operating expenses as a percent of total revenues and other income decreased from 88.73% in 1997 to 87.71% in 1998. This decline reflects the impact of certain synergies including reduced insurance and fuel costs.

Depreciation and interest costs have declined both in terms of dollars and percent of revenue as a result of the Company's lower cost of capital compared to the acquired companies and emphasis on leasing rather than purchasing equipment.

As a consequence of merging certain operations and improving certain cost components, the Company's operating ratio has improved on a pro-forma basis from 96.1% in 1997 to 94.8% in 1998.

In 1998, the Company recorded a credit to income tax expense to recognize the future value of net operating loss carryforwards in the amount of $7.5 million.

Liquidity  and  Capital  Resources.   The  Company's  acquisition  strategy  and
requirements for replacing its revenue equipment require significant capital resources.

In July 1997, an affiliate of the Company's Chairman loaned the Company $4 million to consummate the acquisition of Carolina Pacific Distributors, Inc. During August, September and October of 1997, the affiliate loaned the Company an additional $2.6 million to fund the continuing operations of the parcel delivery and courier operations and fund certain expenses associated with the acquisition of the truckload companies. Of the $6.6 million borrowed, $2.6 million was assumed by the purchaser of the parcel delivery and courier operations, leaving a balance of $4 million. The Company repaid $0.5 million in the fourth quarter of 1998 and $.5 million in the first quarter of 1999. The loan amortizes at a rate of $1.0 million per year commencing April, 2000 bears interest at a rate of 9.0% and matures in April, 2002. In March 1999, the Company borrowed an additional $1 million from an affiliate of the Company's Chairman, which bears interest at 10% per annum and is due on June 30, 1999.

In November 1998, the Company increased the capacity of its revolving line of credit with AmSouth Bank from $20 million to $30 million. The facility bears interest at a rate of 2.25% over LIBOR (5.06% at December 31, 1998) and is secured by accounts receivable. The loan matures on April 1, 2000 at which time it may be converted to a term facility with final maturity on April 1, 2001. The revolving credit facility contains covenants which require, among other things, net worth, leverage, and interest coverage ratios within specified levels and contain other provisions and covenants customary in lending transactions of these types. At December 31, 1998, $3.1 million was available under the credit facility.

Concurrent with expanding its credit facility, the Company converted $5 million of debt, which was due in 1999, to a term facility which amortizes over seven years and has a final maturity in January 2002. The loan bears interest at the rate of 2.50% over LIBOR and is cross-collateralized with the $30 million facility discussed above.

Also in November 1998, the Company entered into a $50 million equipment lease facility with a commercial lender. The facility is available to restructure the financing of certain existing equipment and the remainder to support future equipment leases. The terms of the leases will vary from 30-48 months for used equipment, and up to 60 months for new equipment. Initial fundings under the facility bore interest at rates between 5.50% and 6.00%. Interest rates on future fundings will be subject to changes in the 3-year U.S. Treasury interest rates. At the expiration of the lease, the Company may renew the lease, return the equipment subject to the payment of a Terminal Rate Adjustment Clause or purchase the equipment. At December 31, 1998 approximately $15 million was available under this facility.

The Company has recognized a benefit of $7.5 million in the current years financial statements for net operating losses because management believes it is more likely than not that the benefits will be realized. The Company will be limited to in the amount of net operating loss which can be offset against taxable income in any given year because of significant changes in ownership. Amounts in excess of these amounts will be taxed at the prevailing corporate income tax rates.

In 1998, cash flow from operating activities was $8.4 million and capital expenditures were $7.1 million for new trucks and trailers. There can be no assurance that the Company can continue to finance its fleet through operations or commercial lenders.

The Company believes that the amounts available from operating cash flows, funds available under its credit facilities and its equipment lease facility will be sufficient to meet the Company's expected operating needs and planned capital expenditures for the foreseeable future.

Redemption Rights for Selling Shareholders in Acquisitions. In connection with the acquisitions of Capitol Warehouse, Service Express, and Carroll Fulmer, the Company granted the selling shareholders the right to require the Company to redeem a portion of the shares which they received in exchange for selling their businesses to the Company. The dollar amount of stock subject to mandatory redemption by the Company aggregated approximately $8.1 million upon acquisition of those companies.

At December 31, 1998, holders of redemption rights with respect to $3.7 million of stock may require either the Company to redeem the stock or a major shareholder of the Company to acquire the stock at a price of $3.60 per share. Holders of redemption rights with respect to $1.4 million of stock at $3.875 per share had the right to require the Company to redeem their shares, which was guaranteed by a major shareholder. These shares were either sold by the shareholder or acquired by the Company in the first quarter of 1999. The Company utilized approximately $1.4 million available under its credit facility to acquire these shares.

To the extent such redemption rights are exercised, the Company will be required to fund the cash required to meet its obligations under the redemption rights by drawing on bank lines which may be available to its subsidiaries, or to call upon a major shareholder to purchase the stock under such shareholder's obligations and guarantees associated with the acquisition contracts.

New Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The provisions of SFAS 130 were adopted during the current period. The Company has no items of other comprehensive income at December 31, 1998.

In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement requires that the Company report certain information if specific requirements are met about operating segments of the Company including information about services, geographic areas of operation and major customers. Management views the Company as operating in a single segment.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. The accounting for this standard is not expected to have a material impact on the Company's financial statements.

Year 2000. The Company is aware of the seriousness associated with the issues related to the Year 2000 and its potential impact. In response to this unprecedented event, management believes that it has identified, outlined and set forth actions that will upgrade all information technology ("IT") and non-information technology ("Non-IT") systems that are not Year 2000 compliant with year 2000 compliant systems by no later than September 1999. Currently, management estimates that the Company is 90% complete in its efforts to be Year 2000 compliant.

Due to the contractual relationships with current software and hardware vendors, the majority of the costs associated with Year 2000 compliance have been covered under the annual maintenance fees that the Company normally pays. Since the majority of expenses are spread throughout the year, management has not specifically itemized expenses related to the Year 2000. Management estimates that the Company has spent approximately $200,000 to date on Year 2000 compliance and estimates spending an additional $100,000 towards Year 2000 compliance during the remainder of 1999.

During its review of the Company's Year 2000 compliance plan, management realized that as important as internal systems are to its mission of Year 2000 compliance, customers, vendors and community resources (utilities, local telephone company, etc), represent a significant portion of the business processes as well. To that end, the Company is asking its critical partners to provide to the Company in writing, their own Year 2000 progress plans. Although management cannot guarantee the Company's compliance, it will continue to monitor its progress during the remainder of 1999 and refine plans, as information becomes available.

The Company has identified its billing, dispatch, settlement, and fleet monitoring system as its mission critical internal system that could be affected by the Year 2000. The Company plans to begin testing the Year 2000 compliant version of this software in the second quarter of 1999.

The Company has developed a contingency plan that includes external vendor readiness as well as the possibility of an internal system failure. If external vendors are not Year 2000 compliant by September 1999, the Company will find alternate sources to supply it with needed products and services if at all possible. If internal systems were to fail, the Company will have a manual system in place to provide the necessary business activities to its customers until the Company can correct any such failure.

Although the possibility of failure exists, management believes that its Year 2000 efforts will be completed, and its systems tested in a production environment in accordance with its plan by September 1999.

Risk Factors

Accumulated Deficit and Recent Losses

The Company has incurred substantial operating losses and cash flow deficits since inception. From September 1985 through December 31, 1998, the Company had accumulated a deficit from operating losses of $18.4 million and has paid dividends on its preferred stock of approximately $1.3 million. The Company has previously funded its operations from (i) private placements of preferred stock (which has been converted to common stock), (ii) its initial public offering of November 2, 1989, and (iii) the sale of restricted and unrestricted common shares. As a result of equity placements, dividends on preferred stock and cumulative losses, shareholders' equity as of December 31, 1998, was $48.2 million. There can be no assurance that the Company can sustain consistently profitable operations or raise additional external capital funding.

Competition

The trucking industry is extremely competitive and fragmented. Some of the trucking companies with which the Company competes have greater financial resources, own more revenue equipment and carry a larger volume of freight than the Company. Medium- and long-haul truckload carriers and railroads also provide competition. The Company also competes with other motor carriers for the services of drivers.

Management of Growth

The Company completed the acquisition of 14 operating companies from June 30, 1997, through March 22, 1999, and may acquire additional companies in the near future. The growth of the Company's business and expansion of operations has placed a significant strain on the Company's administrative, operational and financial resources. The Company's recent growth has also resulted in a substantial increase in the number of its employees and the scope of its operations. Management believes that it is successfully coordinating the consolidation of its acquisitions. However, the Company's inability to assimilate these newly acquired operations and support the growth of its business would have a material adverse effect on its financial condition and results of operations.

Shares Available for Resale

Some  of  the  Company's  presently  outstanding  Common  Stock  may  be  deemed
"restricted securities" and may be sold in compliance with Rule 144 adopted under the 1933 Act. Sales under Rule 144 may have a depressive effect on the market price of the Company's Common Stock.

No Intent to Pay Dividends

The Company has not paid any dividends on its Common Stock and intends to follow a policy of retaining all of its earnings, if any, to finance the development and expansion of its business.

Continued NASDAQ Listing; Liquidity

The Common Stock currently is listed on the NASDAQ SmallCap Market. There can be no assurance that the Company will continue to meet the requirements to maintain its NASDAQ listing. If the Company's Common Stock were no longer quoted on
NASDAQ, holders of Common Stock may have greater difficulty identifying potential purchasers for their securities. This reduced liquidity could adversely affect the market value of the Common Stock.

Volatility of Stock Price

The market price of the Common Stock may be significantly affected by factors such as announcements of proposed acquisitions by the Company, as well as variations in the Company's results of operations and market conditions. The price may also be affected by market movements in prices of stocks in general. There is no assurance that the current market price for the Common Stock will be maintained.

Control by Principal Shareholders, Directors and Officers

T. Wayne Davis, Chairman of the Board of the Company, and his affiliates currently own a significant number of shares of the voting stock of the Company. As a result, he is able to influence or control substantially all matters requiring approval of the Company's shareholders, including the election of directors.

Potential Liability

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. The industry is also subject to substantial workers' compensation expense. A material increase in the frequency or severity of accidents or workers' compensation claims or the unfavorable determination of existing claims and pending litigation can be expected to adversely affect the Company's operating income and financial condition. Management believes that the Company has insurance coverage sufficient to cover most expected losses.

Item 7. FINANCIAL STATEMENTS

The information called for by this Item begins on page 29 of this Form 10-K.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 17, 1997, General Parcel Service, Inc. dismissed Grenadier, Collins, Mencke & Howard, LLP and engaged PriceWaterhouseCoopers LLP to succeed as its Independent Accountants. The change in Independent Accountants resulted from the Registrant's announced plans to form an Atlanta based holding company and seek to acquire other trucking companies. The auditor's reports for the previous two fiscal years did not contain adverse opinions or disclaimers of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants had been approved by the Board of Directors. There were no disagreements with Grenadier, Collins, Mencke & Howard, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company has previously filed a Form 8-K with respect to this matter.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information regarding directors contained under the caption "Election of Directors - Nominees" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

The  information  regarding  executive  officers  contained  under the  caption:
"Election of Officers - Executive Officers" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

The information contained under the caption "Election of Directors - Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Voting Securities and Principal Holders Thereof - Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

Item 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)   Exhibits required by Item 601, Regulation S-B

3.       Articles of Incorporation and By-Laws

         3.1 Articles of Incorporation, as amended, (incorporated by reference from Exhibit 3.1 to the Registrant's Form S-18, Registration No. 33-30123A).
         3.2 By Laws, as amended and restated, (incorporated by reference from Exhibit 3.2 to Registrant's Form S-18, Registration No. 33-30123A).
         3.3 Certificate of Amendment to the Articles of Incorporation of General Parcel Service, Inc., dated May 14, 1992, (incorporated by reference from Exhibit F to Registrant's 1992 Form 10-KSB).
         3.4 Certificate of Amendment to the Articles of Incorporation of General Parcel Service, Inc., dated December 29, 1993, (incorporated by reference from Exhibit C to Registrant's 1992 Form 10-KSB).
         3.5 Certificate of Amendment to the Articles of Incorporation of General Parcel Service, Inc., dated March 5, 1996, (incorporated by reference from Exhibit A to Registrant's Form 8-K, dated March 5, 1996).
         3.6 Certificate of Amendment to the Articles of Incorporation of General Parcel Service, Inc., dated September 30, 1996, (incorporated by reference from Exhibit A to Registrant's Form 8-K, dated September 18, 1996).
         3.7 Certificate of Amendment to the Articles of Incorporation of General Parcel Service, Inc., dated December 20, 1996, (incorporated by reference from Exhibit A to Registrant's Form 8-K, dated December 20, 1996).

     4. Instruments defining the Rights of Security holders

         4.1      Specimen  Stock  Certificate (incorporated by reference from
                  Exhibit 4.1 to Registrant's Form S-18, Registration No. 33-30123A).
         4.2 Warrant granting stock purchase warrants to J. Ray Gatlin (incorporated by reference from Exhibit 4.2 to the Registrant's Form S-18, Registration No. 33-30123A).
         4.3 Warrant granting stock purchase rights to T. Wayne Davis (incorporated by reference from Exhibit 4.3 to Registrant's Form S-18, Registration No. 33-30123A).
         4.4 Warrant granting stock purchase rights to T. Wayne Davis (incorporated by reference from Exhibit 4.4 to Registrant's Form S-18, Registration No. 33-30123A).
         4.5 Warrant granting stock purchase rights to Drue B. Linton (incorporated by reference from Exhibit 4.5 to Registrant's Form S-18, Registration No. 33-30123A).
         4.6 Warrant granting stock purchase rights to Steven C. Koegler (incorporated by reference from Exhibit 4.7 to Registrant's Form S-18, Registration No. 33-30123A).
         4.7 Warrant granting stock purchase rights to J. Ray Gatlin (incorporated by reference from Exhibit 4.8 to Registrant's Form S-18, Registration No. 33-30123A).
         4.8      Form of Warrant issued  (incorporated  by reference from
                  Exhibit 4.9 to Registrant's Form S-18, Registration No. 33-30123A).
         4.9 Form of Warrant between the Company and American Transtech, Inc., as Warrant Agent (incorporated by reference from Exhibit
                  4.10 to Registrant's Form S-18, Registration No.
                  33-30123A).
         4.10 Preferred Stock Purchase Agreement and specimen stock certificate between the Company and T. Wayne Davis (incorporated by reference from Exhibit Z to Registrant's 1993 Form 8-K).

    10.  Material Contracts

         10.1     Incentive Stock Option Plan  (incorporated  by reference from
                  Exhibit 10.2 to Registrant's Form S-18, Registration No. 33-30123A).
         10.2 Lease Agreements governing the Company's terminal in Columbia, South Carolina and dated May 31, 1996 between the Company and Angoria Columbia Enterprises (incorporated by reference from
                  Exhibit 10.1 to Registrant's June 30, 1996 10-QSB).
         10.3     Assignment  of  Lease  Agreement   governing  the  Company's
                  terminal in Greensboro, North Carolina dated June 13, 1996 between the Company, ABF Freight System, Inc., Bob G. Gibson and Defco Company (incorporated by reference from
                  Exhibit 10.2 to Registrant's June 30, 1996 10-QSB).
         10.4 Lease Agreement governing the Company's terminal in Charlotte, North Carolina dated July 30, 1996 between the
                  Company  and  Lincoln   National  Life   Insurance   Company
                  (incorporated by reference from Exhibit 10.7 to Registrant's June 30, 1996 10-QSB).
         10.5 Lease Agreement governing the Company's terminal in Charleston, South Carolina dated July 9,1996 between the Company and J.P. Gaillard, ET AL (incorporated by reference from Exhibit 10.8 to Registrant's June 30, 1996 10-QSB).
         10.6 Lease Agreement governing the Company's terminal in Tampa, Florida dated November 30, 1994 and amended on January 26, 1996 and February 19, 1996 between the Company and Scott Steel, Inc. (incorporated by reference from Exhibit 10.1 to Registrant's September 30, 1996 10-QSB).
         10.7 Purchase Agreement governing purchase by GPS Acquisition Corp. from transit Express of Charlotte, Inc. of certain assets, dated February 6, 1995 (incorporated by reference from
                  Exhibit 10.5 to  Registrant's  1995 10-KSB).
         10.8 Resignation Agreement dated December 20, 1996 between the Company, E. Hoke Smith, Jr., and T. Wayne Davis as
                  guarantor (incorporated by reference from Exhibit 10.31 to Registrant's 1996 10-KSB).
         10.9 Stock Purchase Agreement dated as of July 11, 1997 governing the purchase by the Company of the stock of Carolina Pacific Distributors, Inc. (incorporated by reference from Exhibit
                  2.1 to Registrant's  Form 8-K dated July 11, 1997).
         10.10 Agreement and Plan of Reorganization dated as of August 15, 1997 governing the merger of Service Express, Inc. and a wholly-owned subsidiary of the Company (incorporated by reference from Exhibit 2.1 to Registrant's Form 8-K dated August 15, 1997).
         10.11 Agreement and Plan of Reorganization dated as of August 15, 1997 governing the merger of Capitol Warehouse, Inc. and a wholly-owned subsidiary of the Company (incorporated by reference from Exhibit 2.2 to Registrant's Form 8-K dated August 15, 1997.
         10.12 Agreement and Plan of Reorganization dated as of August 29, 1997 under which Carroll Fulmer Group, Inc. was merged with and into a wholly-owned subsidiary of the Company (incorporated by referenc from Exhibit 2.1 to Registrant's Form 8-K dated August 29, 1997).
         10.13 Purchase Agreement dated as of December 30, 1997 governing purchase by Transit of the stock of Rainbow
                  Trucking Services, Inc.,Hawks Enterprises, Inc. and T.W. Transport, Inc. (incorporated by reference from Exhibit 2.1 to Registrant's Form 8-K dated December 30, 1997).
         10.14 Purchase Agreement dated as of December 30, 1997 governing purchase by Transit of the stock of Rainbow Trucking Services, Inc., (incorporated by reference from Exhibit
                  2.1 to  Registrant's  Form 8-K dated December 30, 1997).
         10.15 Purchase Agreement dated as of December 30, 1997 governing purchase by Transit of the stock of Hawks Enterprises, Inc. (incorporated by reference from Exhibit 2.2 to Registrant's Form 8-K dated December 30, 1997).
         10.16 Purchase Agreement dated as of December 30, 1997 governing purchase by Transit of the stock of T. W. Transport, Inc. (incorporated by reference from Exhibit 2.3 to Registrant's Form 8-K dated December 30, 1997).
         10.17    Advised  Revolving Line of Credit Agreement dated December
                  18, 1997 between certain subsidiaries of the Company and AmSouth Bank (incorporated by reference from Exhibit 99.1 to Registrant's Form 8-K dated December 18, 1997).
         10.18    Revolving  Credit Note dated as of December 18, 1997,
                  by and among the Lender and the Co-Borrowers (incorporated by reference from Exhibit 99.2 to Registrant's Form 8-K dated December 18, 1997).
         10.19 Security Agreement dated as of December 18, 1997, by and among the Lender and the Co-Borrowers.
         10.20 Joinder to Advised Revolving Line of Credit Agreement and Joinder to Security Agreement dated as of January 14, 1998 by Rainbow Trucking Services, Inc.(incorporated by reference from Exhibit 99.4 to Registrant's Form 8-K dated December
                  18, 1997).
         10.21 Termination of Lease Agreements between Transit Leasing, Inc. (formerly known as Capitol Warehouse, Inc.) and Jerry W.
                  and  Anna  Pennington  dated  February  9,  1999.
         10.22 Agreement and Plan of Reorganization dated as of May 5, 1998 governing the merger of Certified Transport, Inc. and Venture Logistics, Inc. and a wholly-owned subsidiary of the Company (incorporated by reference from Exhibit 2.6 to Registrant's Form 8-K dated May 5, 1998).
         10.23    Agreement and Plan of Reorganization  dated as of June
                  16, 1998 governing the merger of K. J. Transportation with a wholly-owned subsidiary of the Company (incorporated by reference from Exhibit 2.6 to Registrant's Form 8-K dated June 17, 1998).
         10.24 Promissory Note for $2,645,451.00 dated as of November 12, 1998, by and among General Electric Capital Corporation and certain wholly-owned subsidiaries of the Company.
         10.25 Master Lease Agreement dated as of November 12, 1998, by and among General Electric Capital Corporation, Transit Group, Inc. and certain wholly-owned subsidiaries of the Company.
         10.26 Corporate Guaranty dated as of November 12, 1998, by and among General Electric Capital Corporation and certain wholly-owned subsidiaries of the Company.
         10.27 Master Security Agreement dated as of November 12, 1998, by and among General Electric Capital Corporation and certain wholly-owned subsidiaries of the Company.
         10.28 Loan Agreement and Security Agreement for a $1.5 million facility dated as of November 5, 1998, by and between AmSouth Bank and the Company.
         10.29 Unconditional guarantee for a $1.5 million facility dated as of November 5, 1998, by and between AmSouth Bank and certain wholly-owned  subsidiaries of the Company
         10.30 Promissory Note for $1.5 million dated as of November 5, 1998, by and among AmSouth Bank and the Company.
         10.31 Loan Agreement and Security Agreement for a $3.5 million facility dated as of November 5, 1998, by and between AmSouth Bank and the Company.
         10.32 Unconditional guarantee for a $3.5 million facility dated as of November 5, 1998, by and between AmSouth Bank and certain wholly-owned subsidiaries of the Company.
         10.33 Promissory Note for $3.5 million dated as of November 5, 1998, by and among AmSouth Bank and the Company.
         10.34 Advised Revolving Line of Credit Agreement dated as of November 5, 1998, by and between AmSouth Bank and certain wholly-owned subsidiaries of the Company.
         10.35 Revolving Credit Note dated as of November 5, 1998 by and among AmSouth Bank and certain wholly-owned subsidiaries of the Company.
         10.36    Unconditional  Guarantee dated as of November 5, 1998,
                  between AmSouth Bank and the Company.
         10.37    Security  Agreement dated November  5,  1998,  by  and  among
                  AmSouth  Bank  and  certain   wholly-owned subsidiaries  of
                  the Company.
         10.38    1998 Stock Incentive Plan of Transit Group, Inc.
                  (incorporated by reference from Exhibit 99.1 to Registrant's December 11, 1998 S-8, Registration No. 333-68807).
         10.39 1998 Employee Stock Purchase Plan of Transit Group, Inc. (incorporated by reference from Exhibit 99.2 to Registrant's December 11, 1998 S-8, Registration No. 333-68807).
         10.40 Agreement and Plan of Merger dated December 23, 1998 by and among certain wholly-owned subsidiaries of the Company.
         10.41 Agreement and Plan of Merger dated December 23, 1998 by and among certain wholly-owned subsidiaries of the Company.
         10.42 Lease Agreement governing the Company's terminal in Olive Branch, Mississippi dated January 19, 1999 between the Company and Horvath & Horvath, LLC.
         10.43 Lease Agreement governing the Company's terminal in Chesterton, Indiana dated March 18, 1999 between the Company and Ameling Properties, LLC.

11.1     Statement re: Computation of Per Share Earnings      Pages 47-51

21.      Subsidiaries of the Registrant                         Page 52

23.1     Consent of PriceWaterhouseCoopers LLP                  Page 53

27.      Financial Data Schedule                        (for SEC purposes only)

(b) No reports on Form 8-K were filed in the fourth quarter of 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       TRANSIT GROUP, INC.


                                    BY:        /s/  Philip A. Belyew
                                    ----------------------------------------
                                        Philip A. Belyew, President,
                                        Chief Executive Officer, and
                                        Director

                                        Date:   March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capabilities and on the date indicated.

  Signature                            Title                      Date

/s/ T. Wayne Davis              Chairman of the Board         March 30, 1999
---------------------            of Directors
    T. Wayne Davis

/s/ Philip A. Belyew            Director, President, and      March 30, 1999
---------------------           Chief Executive Officer
    Philip A. Belyew

/s/ Carroll L. Fulmer           Director                      March 30, 1999
---------------------
    Carroll L. Fulmer

/s/ Derek E. Dewan              Director                      March 30, 1999
---------------------
    Derek E. Dewan

/s/ Robert R. Hermann           Director                      March 30, 1999
---------------------
    Robert R. Hermann

/s/ Wayne N. Nellums            Chief Financial Officer       March 30, 1999
---------------------
    Wayne N. Nellums

/s/ Scott J. Tsanos             Chief Accounting Officer      March 30, 1999
---------------------
    Scott J. Tsanos

                               TRANSIT GROUP, INC.

                     1998 CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS


                                                                      Pages
                                                                      -----
Report of Independent Accountants                                       28

Consolidated Financial Statements

 Consolidated Balance Sheets as of December 31, 1998 and 1997           29

 Consolidated Statements of Operations for the years ended              30
  December 31, 1998 and 1997

 Consolidated Statements of Changes in Total Non Redeemable
  Preferred  Stock,  Common  Stock and Other  Stockholder's             31
  Equity for the years ended  December 31, 1998 and 1997

 Consolidated Statements of Cash Flows for the years ended              32
  December 31, 1998 and 1997

Notes to Consolidated Financial Statements                             33-46

                        REPORT OF INDEPENDENT ACCOUNTANTS


March 30, 1999

To the Board of Directors and Stockholders of Transit Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in total non redeemable preferred stock, common stock and other stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Transit Group, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PRICEWATERHOUSECOOPERS LLP
Atlanta, Georgia



                                        TRANSIT GROUP, INC.

                                   CONSOLIDATED BALANCE SHEETS


                                             ASSETS

                                                                                       December 31,
                                                                                       ------------
                                                                               1998                   1997
                                                                               ----                   ----
Current assets:
  Cash                                                                 $     2,019,715        $       789,791

  Accounts receivable (net of allowance of $706,000 and $173,000)           28,437,208             11,314,417

  Other current assets                                                       5,611,332              1,429,181

  Deferred  income taxes                                                     1,103,220                  -----
                                                                       ----------------       ----------------
      Total current assets                                                  37,171,475             13,533,389
                                                                       ----------------       ----------------
Noncurrent assets:

  Property, equipment, and capitalized leases                               42,818,024             30,045,866

  Goodwill                                                                  50,061,862             30,706,028

  Other assets                                                                 475,620                769,522
                                                                       ----------------       ----------------
      Total noncurrent assets                                               93,355,506             61,521,416
                                                                       ----------------       ----------------
      Total assets                                                     $   130,526,981        $    75,054,805
                                                                       ================       ================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current obligations under capital leases                             $     1,518,187        $     2,993,935

  Current maturities of long-term debt                                      10,754,424              5,183,040

  Accounts payable                                                           6,169,561              3,401,662

  Bank overdrafts                                                            1,319,203                662,074

  Accrued expenses and other current liabilities                            10,028,776              5,487,791

  Current portion of deferred income taxes                                       -----                582,548

  Net current liabilities of discontinued operations                           272,832                565,886
                                                                       ----------------       ----------------
      Total current liabilities                                             30,062,983             18,876,936
                                                                       ----------------       ----------------
Noncurrent liabilities:

  Long-term obligations under capital leases                                 2,429,245              8,026,808

  Long-term debt                                                            36,534,421             15,624,955

  Note payable to affiliate of Chairman                                      3,500,000              4,000,000

  Other liabilities                                                          4,290,770                  -----

  Deferred income taxes                                                        438,958              2,357,425
                                                                       ----------------       ----------------
     Total noncurrent liabilities                                           47,193,394             30,009,188
                                                                       ----------------       ----------------
     Total liabilities                                                      77,256,377             48,886,124
                                                                       ----------------       ----------------
Commitments and contingencies (Note 15)

Redeemable common stock                                                      5,115,071              7,452,007
                                                                       ----------------       ----------------
Non redeemable preferred stock, common stock

 and other stockholders' equity:

  Preferred stock, no par value, 5,000,000 shares authorized,

   none outstanding                                                               -----                  -----

  Note receivable secured by stock                                            (729,000)              (675,000)

  Common Stock, $.01 par value, 30,000,000 shares

   authorized, 23,610,190 and 20,574,626 shares issued and outstanding         222,177                185,770

  Additional paid-in capital                                                68,411,245             50,650,534

  Accumulated deficit                                                      (19,748,889)           (31,444,630)
                                                                       ----------------       ----------------
      Total non redeemable preferred stock, common stock

       and other stockholders' equity                                       48,155,533             18,716,674
                                                                       ----------------       ----------------

      Total liabilities and stockholders' equity                       $   130,526,981        $    75,054,805
                                                                       ================       ================

     See accompanying notes to consolidated financial statements.

                                       TRANSIT GROUP, INC.

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Years ended December 31,
                                                                                ------------------------
                                                                              1998                   1997
                                                                              ----                   ----
Revenues and other income:

  Freight and transportation revenue                                   $   173,659,018        $    33,266,454

  Other income                                                               3,893,943                745,195
                                                                       ----------------       ----------------
      Total revenues and other income                                      177,552,961             34,011,649
                                                                       ----------------       ----------------
Operating expenses:

  Purchased transportation                                                  77,372,214             15,683,040

  Salaries, wages and benefits                                              40,670,008              7,459,889

  Fuel                                                                      12,931,732              2,598,163

  Operating supplies and expenses                                           22,409,300              3,275,160

  Insurance                                                                  2,844,739                846,340

  Depreciation and amortization expense                                      7,518,485              1,610,172

  General and administrative expense                                         4,914,383              1,160,414
                                                                       ----------------       ----------------
      Total operating expenses                                             168,660,861             32,633,178
                                                                       ----------------       ----------------
      Operating income                                                       8,892,100              1,378,471

  Interest expense                                                           4,310,359              1,045,312
                                                                       ----------------       ----------------
Continuing operations:

  Earnings from continuing operations

   before income taxes                                                       4,581,741                333,159

  Income taxes (benefit) attributable to continuing operations              (7,114,000)                70,665
                                                                       ----------------       ----------------
      Income from continuing operations                                     11,695,741                262,494

Discontinued operations:

  Loss from discontinued operations                                              -----             (6,114,408)

  Loss on disposal including provision

   for operating losses through disposal date                                    -----             (5,792,146)

      Net income (loss)                                                     11,695,741            (11,644,060)
                                                                       ----------------       ----------------
Preferred stock dividend requirement                                             -----               (385,000)
                                                                       ----------------       ----------------

         Income (loss) to common shareholders                          $    11,695,741        $   (12,029,060)
                                                                       ================       ================

Income (loss) per basic common share:

  Continuing operations                                                $          0.52        $         (0.01)

  Discontinued operations:

    Loss from discontinued operations                                            -----                  (0.55)

    Loss on disposal                                                             -----                  (0.52)
                                                                       ----------------       ----------------
      Net income (loss) per basic common share                         $          0.52        $         (1.08)
                                                                       ================       ================
Weighted average number of basic

  common shares outstanding                                                 22,391,142             11,094,207
                                                                       ================       ================
Income (loss) per diluted common share:

  Continuing operations                                                $          0.49        $         (0.01)

  Discontinued operations:

    Loss from discontinued operations                                            -----                  (0.55)

    Loss on disposal                                                             -----                  (0.52)
                                                                       ----------------       ----------------
      Net income (loss) per diluted common share                       $          0.49        $         (1.08)
                                                                       ================       ================
Weighted average number of diluted

  common shares outstanding                                                 23,646,073             11,094,207
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

                                                   TRANSIT GROUP, INC.

                                      CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL

                                     NON REDEEMABLE PREFERRED STOCK, COMMON STOCK

                                              AND OTHER STOCKHOLDERS' EQUITY

                                                                                                                         Total

                                       Preferred     Common     Note receivable     Additional       Accumulated      stockholders'

                                         stock        stock     secured by stock  paid-in capital      deficit           equity
                                         -----        -----     ----------------  ---------------      -------     ---------------
Balance December 31, 1996             $    4,200  $    37,586      $      -----    $  21,386,455    $  (19,415,570) $    2,012,671

Dividends on preferred stock               -----        -----             -----            -----          (385,000)       (385,000)

Conversion of preferred stock             (4,200)      43,239             -----          345,961             -----         385,000

Sale of common stock                       -----        6,966             -----        1,212,034             -----       1,219,000

Stock issued in satisfaction of debt       -----       26,906             -----        4,681,672             -----       4,708,578

Stock issued for acquisitions              -----       82,033             -----       26,370,743             -----      26,452,776

Stock issued in connection with

  sale of GPS                              -----        8,766             -----        4,023,450             -----       4,032,216

Stock subject to redemption                -----      (19,976)            -----       (7,432,031)            -----      (7,452,007)

Note secured by stock                      -----        -----          (675,000)           -----             -----        (675,000)

Exercise of common stock options           -----          250             -----           62,250             -----          62,500

Net Loss                                   -----        -----             -----            -----       (11,644,060)    (11,644,060)
                                      ----------- ------------     -------------   --------------   --------------- --------------

Balance December 31, 1997                  -----      185,770          (675,000)      50,650,534       (31,444,630)     18,716,674

Stock retired                              -----         (257)            -----         (108,526)            -----        (108,783)

Exercise of stock options                  -----          254             -----          155,634             -----         155,888

Accrued interest                           -----        -----           (54,000)           -----             -----         (54,000)

Stock issued for acquisitions              -----       30,359             -----       15,382,718             -----      15,413,077

Stock subject to redemption                -----        6,051             -----        2,330,885             -----       2,336,936

Net income                                 -----        -----             -----            -----        11,695,741      11,695,741
                                      ----------- ------------     -------------   --------------   --------------- ---------------

Balance December 31, 1998             $    -----  $   222,177      $   (729,000)   $  68,411,245    $   19,748,889  $   48,155,533
                                      =========== ============     =============   ==============   =============== ===============

         See accompanying notes to consolidated financial statements.

                                       TRANSIT GROUP, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years ended December 31,
                                                                                ------------------------
                                                                              1998                   1997
                                                                              ----                   ----
Cash flows from operating activities:

  Income from continuing operations                                    $    11,695,741        $       262,494

  Adjustments to reconcile net income to cash

   provided by continuing operations:

     Depreciation and amortization                                           7,518,485              1,610,172

     Deferred income taxes                                                  (7,665,500)                 -----

     Changes in assets and liabilities:

       (Increase) decrease in accounts receivable                           (2,797,210)             2,061,893

       Decrease in other current assets                                        162,002                258,056

       (Decrease) increase in accounts payable                              (2,498,049)               282,969

       Increase (decrease) in accrued expenses                               2,026,535                (42,182)

       Increase in other long-term liabilities                                  21,526                208,361

       Other                                                                   355,148                 83,916
                                                                       ----------------       ----------------
         Total adjustments                                                  (2,877,063)             4,463,185
                                                                       ----------------       ----------------

       Net cash provided by continuing operations                            8,818,678              4,725,679

       Net cash used by discontinued operations                               (413,054)            (4,584,102)
                                                                       ----------------       ----------------
         Net cash provided by operating activities                           8,405,624                141,577
                                                                       ----------------       ----------------

Cash flows from investing activities:

  Business combinations, net of cash acquired                               (3,811,680)            (3,882,630)

  Proceeds from disposal of equipment                                       15,043,682                313,667

  Collection of mortgage receivables                                             -----                619,180

  Purchase of equipment                                                     (7,066,727)              (145,788)

  Other                                                                         82,195                  -----
                                                                       ----------------       ----------------
         Net cash provided (used) by investing activities                    4,247,470             (3,095,571)
                                                                       ----------------       ----------------

Cash flows from financing activities:

  Proceeds from issuance of stock                                                -----              1,281,500

  Dividends paid on preferred stock                                              -----               (281,750)

  Increase in short-term borrowings                                            606,072              1,937,900

  Increase in revolving line of credit                                       3,863,757                  -----

  Increase in long-term debt                                                13,935,432              7,614,475

  Repayment of long-term debt and

   capital lease obligations                                               (30,485,560)            (5,193,886)

  Increase (decrease) in bank overdraft                                        657,129             (1,620,909)
                                                                       ----------------       ----------------
         Net cash provided (used) by financing activities                  (11,423,170)             3,737,330
                                                                       ----------------       ----------------

Increase in cash                                                             1,229,924                783,336

Cash beginning of period                                                       789,791                  6,455
                                                                       ----------------       ----------------
Cash end of period                                                     $     2,019,715        $       789,791
                                                                       ================       ================

Supplemental cash flow data:

  Cash paid for interest                                               $     3,916,542        $       841,393
                                                                       ================       ================

Business combinations:

  Fair value of assets acquired                                           $ 57,055,000           $ 80,703,000

  Fair value of liabilities assumed                                        (37,141,000)           (50,100,000)

  Common stock issued                                                       15,413,000            (26,453,000)
                                                                       ----------------       ----------------
    Net cash payments                                                      $ 4,501,000            $ 4,150,000
                                                                        ================       ================

    See accompanying notes to consolidated financial statements.

TRANSIT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Organization and Basis of Presentation

Transit Group, Inc. ("Transit Group" or the "Company") is a Florida corporation engaged, through subsidiaries, in the short and long haul transportation services business. The Company formerly known as General Parcel Service, Inc. ("GPS") changed its name effective June 30, 1997.

In conjunction with the name change, the Company approved a plan to dispose of all operations previously performed by GPS. The Company has accounted for this disposal as a discontinued operation (See Note 4 to the Consolidated Financial Statements).

NOTE 2: Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and balances have been eliminated.

Reclassifications - Certain prior year balances have been reclassified to conform to the current year financial statement presentation.

Estimates - The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

Equipment - Equipment is stated at historical cost, except for equipment obtained in connection with the Company's business acquisitions which is stated at fair market value on the date of acquisition, net of accumulated depreciation and amortization. Except for life extending repair costs (such as engine overhauls), all equipment maintenance and repair costs are charged to operating expense as incurred. The Company periodically reviews the value of its equipment to determine if an impairment has occurred. The Company measures the potential impairment of its equipment by the undiscounted value of expected future operating cash flows in relation to the fair value of the equipment. Based on its review the Company does not believe an impairment of its equipment has occurred. Depreciation is provided using the straight-line method over the estimated useful life of the asset. Leased equipment is amortized over varying periods not in excess of the estimated useful life of the asset or lease term depending on the type of capital lease. Gain or loss upon retirement or disposal of equipment is recorded as income or expense. The ranges of depreciable lives used for financial reporting purposes are:
                                                               Years
                                                               -----
         Autos, trucks, trailers and life extending repairs   2 to 10
         Office equipment and furniture                       3 to 10
         Terminal equipment                                   3 to 10

Goodwill - Goodwill, representing the excess of cost over fair value of net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight-line method over 40 years. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future operating cash flows in relation to its net capital investment in the acquired business. Based on its review, the Company does not believe that an impairment of its goodwill has occurred. Amortization expense was $963,000 and $271,000 in 1998 and 1997, respectively. Accumulated amortization was approximately $1,234,000 and $271,000 at December 31, 1998 and 1997, respectively.

Income Taxes - The Company applies Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS 109, the deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

Foreign Currency Translation - Balance sheet accounts are translated at the exchange rate in effect at each year-end and income accounts are translated at the average rates of exchange prevailing during the year. Gains and losses resulting from foreign currency transactions are currently included in income.

Comprehensive Income - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The provisions of SFAS 130 were adopted during the current period. The Company has no items of other comprehensive income at December 31, 1998.

Business Segments - Segments are determined by the "management approach" as described in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted in 1998. Management views the Company as operating in a single segment.

New Accounting Standards - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. The accounting for this standard is not expected to have a material impact on the Company's financial statements.

Earnings Per Share ("EPS") - Basic EPS is calculated using the weighted average number of outstanding common shares for the period,which were 11,094,207 in 1997 and 22,391,142 in 1998. Diluted EPS reflects the potential dilution that could occur if securities were exercised or converted into common stock or resulted in the issuance of common stock that would then share in earnings. Shares used in the diluted EPS calculation were 23,646,073 in 1998.The difference between basic and diluted shares represents the number of common shares issuable upon exercise of diluted options.In 1997,options were not included in the computation of fully diluted earnings per share because to do so would have been anti-dilutive.

NOTE 3: Business Combinations

In July 1997, the Company acquired Carolina Pacific, Inc., a privately held North Carolina corporation, and the business and related assets operated by the owners of Carolina Pacific. Carolina Pacific is a truckload carrier based in High Point, North Carolina. Pursuant to the Stock Purchase Agreement executed at closing, the Company purchased all of the outstanding capital stock of Carolina Pacific and the business and related assets operated and owned by the shareholders of Carolina Pacific for $3.7 million in cash, the issuance of 1,733,000 shares of common stock of the Company to the shareholders of Carolina Pacific, and the assumption of approximately $0.6 million in debt.

In August 1997, the Company acquired Service Express, Inc., an Alabama corporation with operations based in Tuscaloosa, Alabama. Pursuant to the Agreement and Plan of Reorganization executed at closing, a wholly-owned Alabama subsidiary of Transit Group was merged with and into Service Express in a reverse triangular merger, with Service Express remaining as the surviving corporation of the merger. Upon consummation of the merger, all of the outstanding common stock of Service Express was converted into 903,226 shares of Transit Group common stock. In connection with the acquisition of Service Express, the Company granted the selling shareholders the right through August 15, 1998 to require the Company to redeem up to $1.8 million of shares of the Company at $3.875 per share. Through December 31, 1998, selling shareholders had sold $400,000 of stock to third parties.

Also in August 1997, the Company acquired Capitol Warehouse, Inc., a Kentucky corporation with operations based in Louisville, Kentucky. Pursuant to the Agreement and Plan of Reorganization executed at closing, a wholly-owned Kentucky subsidiary of Transit Group was merged with and into Capitol Warehouse in a reverse triangular merger, with Capitol Warehouse remaining as the surviving corporation of the merger. Upon consummation of the merger, all of the outstanding common stock of Capitol Warehouse was converted into 641,283 shares of Transit Group common stock. In connection with the acquisition of Capitol Warehouse, the Company granted the selling shareholder the right to require the Company to redeem up to $300,000 of the Company's stock at $6.75 per share. The shareholders have exercised their redemption rights for all of these shares which were purchased by third parties.

In August 1997, the Company consummated the acquisition of Carroll Fulmer Group, Inc., a Florida corporation with operations based in Groveland, Florida.
Pursuant to the Agreement and Plan of Reorganization executed at closing, Carroll Fulmer merged with and into Transit Group Sub., Inc. a wholly-owned Florida subsidiary of Transit Group (the "Subsidiary"), in a forward triangular merger, with the Subsidiary remaining as the surviving corporation of the merger. Upon consummation of the merger, the Company executed a promissory note in the amount of $2.25 million payable over 5 years, and all of the outstanding common stock of Carroll Fulmer was converted into 4,166,666 shares of Transit Group common stock, and the Subsidiary's name was changed to Carroll Fulmer Group, Inc. In connection with the acquisition of Carroll Fulmer, the Company granted the selling shareholders the right to require either the Company redeem or a major shareholder of the Company acquire up to $6.0 million of stock at a price of $3.60 per share. Of this $6.0 million, redemption rights in the amount of $2.5 million are exercisable before August 29, 1998 when an additional $3.5 million become exercisable. All redemption rights expire August 29, 2003.
Through December 31, 1998, the Company has received notification that shareholders have exercised their redemption rights with respect to approximately $2.3 million. Of this amount, approximately $2.25 million of stock has been purchased by third parties and $75,000 has been redeemed by the Company thereby reducing the Company's obligation. The remaining $3.7 million will be either sold to third parties, redeemed by the Company or acquired by a major shareholder.

In December 1997, the Company acquired the net assets of Rainbow Trucking Services, Inc., a Kentucky corporation engaged in the full load, long-haul trucking business. Upon consummation of this acquisition all of the common stock of Rainbow Trucking (and two affiliate companies) was converted into 679,246 shares of Transit Group common stock. The Company made loans to the selling shareholders in the amount of $675,000. Such loans are due on June 30, 1999. If the average closing price per share of common stock of the Company for the period June 25, 1999 through June 29, 1999 is less than $6.625 per share, the notes shall be non-recourse to such extent and the debtor shall not be personally liable for such deficiency, but the Company shall be entitled to a return of a proportionate amount of the Company's stock.

In January 1998, the Company acquired Transportation Resources & Management,Inc. ("TRM"), an Indiana corporation with operations based in Fort Wayne, Indiana. Pursuant to the Reorganization Agreement executed at closing, the Company purchased all the outstanding capital stock of TRM and the business and related assets operated and owned by the shareholders of TRM for $.2 million in cash and 365,957 shares of the Company's common stock.

In May 1998, the Company acquired Certified Transport and Venture Logistics, Inc., Indiana corporations with headquarters in Indianapolis. The Company purchased all of the outstanding capital stock of Certified and Venture for $800,000 in cash and 1,072,165 shares of the Company's common stock.

In June 1998, the Company consummated the acquisition of KJ Transportation, Inc., a New York corporation with operations based in Farmington, New York. Pursuant to the Agreement and Plan of Reorganization executed at closing, KJ merged with and into Transit Group Subsidiary, Inc. in a forward triangular merger with the Subsidiary remaining as the surviving corporation of the merger. Upon consummation of the merger all of the outstanding stock of KJ was converted into 878,688 shares of the Company's stock and a cash payment in the amount of $3.0 million. Simultaneously with the acquisition of KJ, the company acquired all of the outstanding stock of J&L Leasing of Farmington, Inc. for $.5 million.

In July 1998, the Company purchased all of the issued and outstanding stock of two Canadian numbered companies which together own 100% of the outstanding stock of Network Transport, Ltd. a Toronto, Canada based trucking company. The Company made a cash payment of $.25 million and issued 191,491 shares of the Company's common stock in exchange for all of the issued and outstanding shares of the two numbered companies.

In August 1998, the Company issued 178,519 of its common shares in exchange for all of the issued and outstanding shares of Diversified Trucking Corporation, an Opelika, Alabama based trucking company.

Also in August 1998, the Company acquired all of the issued and outstanding shares of Dothan, Alabama based Northstar Transportation, Inc. in exchange for 349,091 of Transit Group common stock.

In connection with its acquisitions, the Company accrued $4.2 million for the consolidation and elimination of redundant administrative functions. The accrual is intended to cover severance costs of employees terminated in conjunction with its consolidation plan. The amount charged to the accrual through December 31, 1998 is not considered significant.

See Note 13 for the Unaudited Pro Forma results of the acquisitions discussed above.

NOTE 4: Discontinued Operations

During the second quarter of 1997, the Company approved a plan to dispose of its parcel delivery and courier operations. After negotiations with a third party failed, the Company executed a contract for the sale of the parcel delivery business to a company controlled by Transit Group's Chairman. The sale contract became effective on September 30, 1997. Under the contract, the buyer assumed certain net liabilities related to the parcel delivery operations and received shares of the Company's common stock in exchange.

Revenues attributable to the discontinued business were $14.7 million for the year ended December 31, 1997.

The loss from discontinued operations has been reflected in accordance with Accounting Principles Board No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" as a disposal of a segment. The December 31, 1997 consolidated balance sheet and the consolidated statements of operations and cash flows for the year then ended have been restated to separately reflect the financial position, results of operations, and cash flows of the discontinued parcel delivery and courier businesses. Net liabilities of discontinued operations were $.3 million and $.6 million at December 31, 1998 and 1997, respectively.

NOTE 5: Stock

At December 31, 1996, the Company had accrued preferred stock dividends included in accounts payable of $281,750. In the second quarter of 1997 the holders of the Company's outstanding preferred stock elected to convert their preferred stock and accrued dividends of $385,000 to common stock. The Company issued 4,323,922 shares of common stock upon the conversion.

NOTE 6: Income Taxes

The (benefit) provision for income taxes consisted of the following:

                                                                        Years ended December 31,
                                                                ------------------------------------------
                                                                      1998                    1997
                                                                ------------------      ------------------
        Current:
             Federal                                            $         145,000       $            ----
             Foreign                                                       12,500                    ----
             State                                                        394,000                  43,174
                                                                ------------------      ------------------
               Total current                                              551,500                  43,174
                                                                ------------------      ------------------

        Deferred:
             Federal                                                  (7,190,000)                    ----
             Foreign                                                        ----                     ----
             State                                                      (475,500)                  27,491
                                                                ------------------      ------------------
               Total deferred                                         (7,665,500)                  27,491
                                                                ------------------      ------------------

               (Benefit) provision for income taxes             $     (7,114,000)       $          70,665
                                                                ==================      ==================

The components of the net deferred tax liability are as follows:

                                                                       Years ended December 31,
                                                              --------------------------------------------
                                                                     1998                     1997
                                                              --------------------     -------------------
         Depreciation                                         $         7,024,361      $        3,762,133
         Net operating loss                                           (10,289,978)            (12,903,391)
         Estimated expenses deductible in
           future tax periods                                          (1,191,655)               (601,929)
         Other                                                            832,585                (220,231)
                                                              --------------------     -------------------
             Net deferred tax asset                                    (3,624,687)             (9,963,418)
         Valuation allowance                                            2,960,425              12,903,391
                                                              --------------------     -------------------

             Net deferred income tax liability                $          (664,262)     $        2,939,973
                                                              ====================     ===================

The difference between the provision for income taxes attributable to continuing operations and the amounts that would be expected using the Federal statutory income tax rate of 34% is explained below.

                                                                               Years ended December 31,
                                                                    ------------------------------------------------
                                                                            1998                       1997
                                                                    ----------------------      --------------------
Tax at federal statutory rate - continuing operations               $           1,557,793       $           113,274
Tax at federal statutory rate - discontinued operations                              ----                (4,048,228)
Change in deferred tax asset valuation allowance                               (9,710,399)                3,710,431
Nondeductible expenses                                                          1,079,896                   226,217
State taxes, net                                                                  (53,790)                   46,639
Other                                                                              12,500                    22,332
                                                                    ----------------------      --------------------

Net (benefit) provision for income taxes                            $          (7,114,000)      $            70,665
                                                                    ======================      ====================

At December 31, 1998, the Company has $27,401,275 of federal net operating loss carryforwards potentially available to offset taxable income which expire during the years 2007 to 2012. The Company has recognized $7,504,000 in benefits for these net operating losses in the current year's financial statements because management believes it is more likely than not that the benefits will be realized. The Company will be limited in the amount of net operating loss which can be offset against taxable income in any given year because of significant changes in ownership. Certain pre-acquisition losses of acquired companies will be unusable because of the change of ownership provisions and a valuation allowance remains for those losses. To the extent these losses are utilized, any benefit will be used to reduce goodwill as the losses were incurred by acquired subsidiaries. Tax loss carryforwards at December 31, 1998 expire as follows:

  Year of Expiration             Federal                State
  ------------------             -------                -----

        2002                       ----                    21,848
        2003                       ----                   651,378
        2004                       ----                   481,704
        2005                       ----                 2,696,980
        2006                       ----                 2,125,475
        2007                    807,966                 1,562,086
        2008                  1,554,837                 1,069,463
        2009                  1,656,995                 1,119,038
        2010                  4,583,462                 2,796,533
        2011                  7,838,682                 4,895,973
        2012                 10,959,333                 7,671,533
                       -----------------         -----------------

                       $     27,401,275          $     25,092,011
                       =================         =================

NOTE 7: Property, Equipment, and Capitalized Leases

                                                                             December 31,
                                                               -----------------------------------------
                                                                      1998                   1997
                                                               -------------------    ------------------
                   Property and equipment:
                     Land                                      $          728,000     $        477,264
                     Building                                           2,814,809            2,786,376
                     Revenue equipment                                 38,077,860           17,762,556
                     Other                                              6,013,229            2,261,990
                                                               -------------------    ------------------
                       Total                                           47,633,898           23,288,186
                     Less accumulated depreciation                      7,361,949            3,096,115
                                                               -------------------    ------------------

                                                                       40,271,949           20,192,071
                                                               -------------------    ------------------
                   Capitalized leases:
                     Revenue equipment                                  3,433,674           10,132,651
                     Other                                                380,564                 ----
                                                               -------------------    ------------------
                       Total                                            3,814,238           10,132,651
                     Less accumulated amortization                      1,268,163              278,856
                                                               -------------------    ------------------

                                                                        2,546,075            9,853,795
                                                               -------------------    ------------------

                                                               $       42,818,024     $     30,045,866
                                                               ===================    ==================

Depreciation and amortization expense related to property, equipment, and capitalized leases was $6.6 and $1.3 million for the years ended December 31, 1998 and 1997, respectively.

NOTE 8: Long-Term Debt

                                                                           December 31,
                                                         --------------------------------------------------
                                                                  1998                       1997
                                                         -----------------------    -----------------------
Notes payable to commercial lenders,
 secured primarily by revenue equipment;
 interest rates from 5.7% to 12%; payable
 in monthly installments through 2003                    $           23,609,150     $           14,053,703

Notes  payable to bank, secured by land
 and building with a net book value of
 $3.4 million;  interest rates from 6.9%
 to 12%; payable in monthly  installments
 through 2015                                                         1,523,667                  1,446,991

Note payable to affiliate of the Chairman,
 unsecured; 9% interest; $.5 million
 due April 1999 and $1 million due each year
 thereafter                                                           3,500,000                  4,000,000

Note payable to bank, cross collateralized to
 credit facility; interest at 2.50% over LIBOR
 (5.06% at December 31, 1998);  payable monthly
 with final maturity in 2002                                          5,000,000                       ----

Credit facility secured by accounts
receivable; interest rate at 2.25% over LIBOR;
interest paid monthly; final maturity 2000                           17,156,028                  5,307,301
                                                         -----------------------    -----------------------

                                                                     50,788,845                 24,807,995
Less current portion                                                 10,754,424                  5,183,040
                                                         -----------------------    -----------------------

                                                         $           40,034,421     $           19,624,955
                                                         =======================    =======================

The revolving credit facility contains covenants which require, among other things, net worth, leverage, and interest coverage ratios within specified levels and contain other provisions and covenants customary in lending transactions of these types. At December 31, 1998 $3.1 million was available under the credit facility.

Long-term debt matures as follows:

                 Years Ended                                                      Long-term
                 December 31,                                                       Debt
                 -------------------------------------------------            ------------------
                 1999                                                         $      10,754,424
                 2000                                                                25,372,461
                 2001                                                                 9,901,586
                 2002                                                                 3,127,406
                 2003                                                                   464,504
                 Thereafter                                                           1,168,464
                                                                              ------------------
                     Total long-term debt                                            50,788,845
                     Less current portion                                            10,754,424
                                                                              ------------------

                       Long-term portion of long-term debt                    $      40,034,421
                                                                              ==================

NOTE 9: Capitalized Leases

The Company has entered into certain lease agreements, which have been accounted for as capitalized leases. Substantially all of the capitalized leases are for vehicles. The present value of such commitments for the capitalized leases are as follows:

                                                                                             Capitalized
          Years Ended                                                                           Lease
          December 31,                                                                       Obligations
          -----------------------------------------------------                            -----------------
               1999                                                                        $      1,518,187
               2000                                                                                 942,505
               2001                                                                                 953,670
               2002                                                                                 533,070
               2003                                                                                    ----
                                                                                           -----------------
          Total minimum obligations                                                               3,947,432
          Less current portion                                                                    1,518,187
                                                                                           -----------------

              Long-term capitalized lease obligations                                      $      2,429,245
                                                                                           =================

The present values of minimum future obligations shown above are calculated based on an interest rate of 8% which was determined in connection with the acquisition of the respective companies and approximates the Company's incremental borrowing rate. Interest expense on obligations outstanding under capitalized leases was approximately $302,000 and $335,000 for the years ended December 31, 1998 and 1997, respectively.

NOTE 10: Operating Leases

In November 1998, the Company entered into a $50 million equipment lease facility with a commercial lender. The facility is available to restructure the financing of certain existing equipment and the remainder to support future equipment leases. The terms of the leases will vary from 30-48 months for used equipment, and up to 60 months for new equipment. Initial fundings under the facility bore interest at rates between 5.50% and 6.00%. Interest rates on future fundings will be subject to changes in the 3-year U.S. Treasury interest rates. At the expiration of the lease, the Company may renew the lease, return the equipment subject to the payment of a Terminal Rate Adjustment Clause or purchase the equipment. At December 31, 1998 approximately $15 million was available under this facility.

The Company also leases terminal and office facilities under non-cancelable operating lease agreements. Lease terms range from one to five years and provide that the Company will pay real estate taxes, maintenance, insurance and certain other expenses. At December 31, 1998 future minimum payments under non-cancelable operating leases having an initial or remaining term of more than one year were:
                                                   Operating
                                                  Years Ended
    Years ended                                       Lease
    Years Ended                                   Years Ended
    December 31,                                  Obligations
    -------------------------------          ---------------------

        1999                                 $         13,647,149
        2000                                           11,225,062
        2001                                            9,385,851
        2002                                            7,416,477
        2003                                            4,179,335
                                             ---------------------

           Total                             $         45,853,874
                                             =====================

Total rent expense under all operating leases was $6,748,000 and $215,000 for the years ended December 31, 1998 and 1997, respectively. The Company believes that upon expiration of these leases it will be able to negotiate new leases on acceptable terms although lease costs may increase.

NOTE 11: Fair Values of Financial Instruments

Disclosure of fair value information about certain financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value, is required by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." Substantially all of the Company's assets and liabilities were obtained as a result of the Company's 11 acquisitions through December 31, 1998. In connection with accounting for those acquisitions, the assets acquired and liabilities assumed were recorded at fair market value. The Company believes that the fair market value of the assets and liabilities has not changed significantly since the date of acquisition.

NOTE 12: Stock Options and Warrants

The Company has granted options and warrants to acquire its common stock at various times under various plans, contracts, and employment agreements that approximated or exceeded fair market value at the date of issue. Options and warrants which vest over various periods (to a maximum of 4 years), may be exercised over periods ranging up to ten years and generally expire in five to ten years.

The 1998 Stock Option Plan provides that the Board of Directors or its delegate may grant stock options, stock appreciation rights ("SARs"), or restricted stock awards, to selected employees, directors, and independent contractors. The maximum aggregate number of shares of common stock that may be issued under the Plan is 2,000,000, plus 1% of the total issued and outstanding shares as of December 31 of the year the Plan is in effect.

A summary of outstanding options and warrants is as follows:

                                                                        December 31,
                                         ---------------------------------------------------------------------------
                                                        1998                                   1997
                                         -----------------------------------    ------------------------------------
                                                           Weighted-Avg.                           Weighted-Avg.
                                            Shares        Exercise Price            Shares        Exercise Price
                                            ------        --------------            ------        --------------
Outstanding beginning of
  Year                                       2,754,158        $ 3.19                 1,290,225         $ 3.14
Granted during the year                        807,000          5.81                 1,488,933           3.22
Exercised                                      (49,900)         4.54                   (25,000)          2.50
Forfeited or expired                           (98,200)         6.01                      ----           ----
                                         --------------                         ---------------

Outstanding at end of year                   3,413,058        $ 3.69                 2,754,158         $ 3.19
                                         ==============                         ===============

Exercisable at end of year                   2,394,787                               1,763,105
                                         ==============                         ===============

Options and warrants outstanding at December 31, 1998 were exercisable at prices ranging from $1.43 to $6.88. All stock options and warrants are non-compensatory. Options and warrants outstanding at year end may be summarized as follows:

                     Range of                         Number                     Weighted -Average
                  Exercise Price                   Outstanding                     Exercise Price
             --------------------------      -------------------------       ---------------------------
                    $1.43 -$1.99                         36,250                        $1.44
                     2.00 - 2.99                      1,695,151                         2.25
                     3.00 - 3.99                        363,500                         3.50
                     4.00 - 4.99                        453,157                         4.24
                     5.00 - 5.99                        113,500                         5.17
                     6.00 - 6.99                        751,600                         6.36

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

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option and warrant grants. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under this plan consistent with the methodology prescribed by SFAS 123, the Company's results of operations would be as follows:

                                                                              1998                       1997
                                                                       --------------------       -------------------
     Net  income (loss):                  As reported                  $        11,695,741        $      (11,644,060)
                                          Unaudited pro forma          $        10,873,470        $      (12,984,054)

     Net income (loss) per share:         As reported - basic                          .52                     (1.08)
                                          Unaudited pro forma
                                          basic                                        .49                     (1.21)

                                          As reported - diluted                        .49                     (1.08)
                                          Unaudited pro forma
                                          diluted                                      .46                     (1.21)

The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively; expected volatility of 1.02% and risk-free interest rates of 4.28% and 5.48%, respectively. An expected option term of 5 years for both periods was developed based on historical grant information. Because the Company has not paid dividends and anticipates retaining earnings to provide funds for the operation and expansion of the Company in the future, no dividends were assumed in the Black-Scholes option pricing model.

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

NOTE 13: Subsequent Events

In January 1999, the Company acquired Priority Transportation, Inc. an Olive Branch, Mississippi based truckload carrier. Total consideration for all of the outstanding shares of Priority was approximately $4.75 million which was funded by the issuance of approximately 804,000 shares of Transit Group common stock, the payment of $750,000 cash, and a $495,000 payment on a promissory note.

The Company acquired Massengill Trucking Service, Inc. in March 1999. Massengill was a privately held truckload carrier based in Hickory Flat, Mississippi. The acquisition was valued at $6.3 million which was funded by the issuance of approximately 970,000 shares of Transit Group common stock, a cash payment of $1.1 million at closing, and approximately $850,000 over a five year period.

Also in March 1999, the Company acquired Chesterton, Indiana based KAT, Inc. for consideration of approximately $4.2 million, which was comprised of approximately 812,000 shares of Transit Group common stock and $725,000 in cash.

The business combinations described above and in Note 3 of Notes to Consolidated Financial Statements will be accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired companies have been included in the Company's consolidated financial statements since their respective dates of acquisition. Assets acquired and liabilities assumed were recorded at fair market value.

The unaudited pro forma financial information reflects the operations of the 5 companies acquired in 1997, the 6 companies acquired in 1998, and the 3 companies acquired in 1999 as if they all had been acquired on January 1, 1997. The following adjustments were made to the historical financial statements of acquired companies prior to their acquisition by the Company:

     - Reduced depreciation expense due to changes in depreciation policies and estimated lives;
     -   Amortization of goodwill recorded in connection with the acquisitions;
     - Additional interest costs for the cash portion of the acquisition costs; and
     - Interest costs of the acquired companies have been adjusted to reflect the Company's financing costs.

No projected provision for cost reductions (such as insurance, overhead, purchasing, and fuel) have been reflected in the historical financial statements of the subsidiaries from January 1, 1997 through the date of acquisition.

                                Unaudited Pro Forma Combined Results of Operations

                                                                                       December 31
                                                                         ----------------------------------------
                                                                               1998                  1997
                                                                         ------------------    ------------------

           Revenue                                                       $     296,364,000     $     296,228,000
                                                                         ==================    ==================

           Net income                                                    $      14,703,000     $       4,073,000
                                                                         ==================    ==================

           Income per basic common share                                 $             .56     $             .16
                                                                         ==================    ==================

           Income per diluted common share                               $             .53     $             .15
                                                                         ==================    ==================

           Weighted average number of basic    common
           shares outstanding                                                   26,381,209            25,791,743
                                                                         ==================    ==================

           Weighted average number of diluted
           common shares outstanding                                            27,636,140            27,147,982
                                                                         ==================    ==================

NOTE 14: Related Party Transactions

The Company leases certain facilities from several of the former owners of the businesses acquired. During 1998 and 1997, rental payments under operating leases to related parties aggregated $73,000 and $194,000, respectively. Payments to related parties under capitalized leases totaled $1.6 million and $785,000 in 1998 and 1997, respectively.

The terms of the leases with related parties is, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated third parties.

NOTE 15: Commitments and Contingencies

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

Holders of redemption rights with respect to $6.0 million of stock may require either the Company to redeem the stock or a major shareholder of the Company to acquire the stock at a price of $3.60 per share. Through December 31, 1998, the Company has received notification that shareholders have exercised their redemption rights with respect to approximately $2.3 million. Of this amount, approximately $2.25 million has been purchased by third parties and $75,000 has been redeemed by the Company, thereby reducing the Company's obligation. To the extent such redemption rights are exercised, the Company will be required to fund the cash required to meet its obligations under the redemption rights, by drawing on bank lines which may be available to its subsidiaries, or to call upon a major shareholder to purchase the stock under such shareholder's obligations and guarantees associated with the acquisition contracts.

In connection with the sale of the Company's parcel delivery and courier operations, the Company issued certain warranties regarding the value of certain assets and liabilities transferred to the purchasers of the businesses and remains contingently liable on certain real and personal property leases. To provide for possible liabilities, which would arise under the warranties on lease agreements, the Company has recorded a liability of approximately $273,000 and $566,000 at December 31, 1998 and 1997, respectively.

The Company is a party to various other legal actions which are ordinary and incidental to its business. While the outcomes of legal actions cannot be predicted with certainty, the Company believes the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on its consolidated financial position or results of operations.