Form 10-Q
period 1999-03-31
TRANSIT GROUP INC
filed 1999-05-17
CIK 853532

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____



                        Commission File Number: 000-18601



                               TRANSIT GROUP, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)



                           State of Florida 59-2576629
                           ---------------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)



              2859 Paces Ferry, Suite 1740, Atlanta, Georgia 30339
              ----------------------------------------------------
             (Address of principal executive offices) - (zip code)


                                 (770) 444-0240
                                  -------------
              (Registrant's telephone number, including area code)


Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 26,046,701 shares of the Company's common stock outstanding as of May 4, 1999.

                               TRANSIT GROUP, INC.

                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION                                      Page Number

         Item 1
         Financial Statements

         Consolidated Balance Sheets
          as of March 31, 1999 (unaudited) and December 31, 1998          2

         Consolidated Statements of Income (unaudited) for the three
          months ended March 31, 1999 and 1998                            3

         Consolidated Statement of Changes in Total Non Redeemable
          Preferred Stock, Common Stock and other Shareholder's
          Equity (unaudited)                                              4

         Consolidated Statements of Cash Flows (unaudited) for the
          three months ended March 31, 1999 and 1998                      5

         Notes to Consolidated Financial Statements (unaudited)           6

         Item 2
         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8

         Item 3
         Quantitative and Qualitative Disclosures About
          Market Risk                                                     13


PART II. OTHER INFORMATION

         Item 6
         Exhibits and Reports on Form 8-K                                 13

                                               TRANSIT GROUP, INC.

                                         CONSOLIDATED BALANCE SHEETS


                                                    ASSETS

                                                                            March 31,              December 31,
                                                                              1999                     1998
                                                                          -------------           --------------
                                                                           (Unaudited)

Current assets:
  Cash                                                                   $     1,943,065            $   2,019,715

  Accounts receivable (net of allowance of $695,943 and $706,000)             35,525,541               28,437,208

  Other current assets                                                         8,218,126                5,611,332

  Deferred  income taxes                                                       1,103,220                1,103,220
                                                                         ----------------           --------------
      Total current assets                                                    46,789,952               37,171,475
                                                                         ----------------           --------------

Noncurrent assets:

  Property, equipment, and capitalized leases                                 66,224,821               42,818,024

  Goodwill                                                                    54,903,276               50,061,862

  Other assets                                                                   495,133                  475,620
                                                                         ----------------           --------------
      Total noncurrent assets                                                121,623,230               93,355,506

                                                                         ----------------           --------------
      Total assets                                                       $   168,413,182            $ 130,526,981
                                                                         ================           ==============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current obligations under capital leases                                   $ 1,539,255              $ 1,518,187

  Current maturities of long-term debt                                        12,156,956               10,754,424

  Accounts payable                                                            10,165,369                6,169,561

  Bank overdrafts                                                              1,195,008                1,319,203

  Accrued expenses and other current liabilities                              11,723,425               10,028,776

  Net current liabilities of discontinued operations                              41,979                  272,832
                                                                         ----------------           --------------
      Total current liabilities                                               36,821,992               30,062,983
                                                                         ----------------           --------------
Noncurrent liabilities:

  Long-term obligations under capital leases                                   2,987,074                2,429,245

  Long-term debt                                                              55,353,370               36,534,421

  Note payable to affiliate of Chairman                                        4,000,000                3,500,000

  Other liabilities                                                            4,123,706                4,290,770

  Deferred income taxes                                                        3,891,285                  438,958
                                                                         ----------------           --------------
     Total noncurrent liabilities                                             70,355,435               47,193,394
                                                                         ----------------           --------------
     Total liabilities                                                       107,177,427               77,256,377
                                                                         ----------------           --------------
Redeemable common stock                                                        3,675,400                5,115,071
                                                                         ----------------           --------------

Non redeemable preferred stock, common stock

 and other stockholders' equity:

  Preferred stock, no par value, 5,000,000 shares authorized,

   none outstanding                                                                -----                    -----

  Note receivable secured by stock                                              (742,500)                (729,000)

  Common Stock, $.01 par value, 30,000,000 shares

   authorized, 26,046,701 and 23,610,190 shares issued and outstanding           250,258                  222,177

  Additional paid-in capital                                                  76,868,981               68,411,245

  Accumulated deficit                                                        (18,816,384)             (19,748,889)
                                                                         ----------------           --------------
      Total non redeemable preferred stock, common stock

       and other stockholders' equity                                         57,560,355               48,155,533
                                                                         ----------------           --------------

      Total liabilities and stockholders' equity                         $   168,413,182            $ 130,526,981
                                                                         ================           ==============

      See accompanying notes to consolidated financial statements.

                                              TRANSIT GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (Unaudited)


                                                                          Three Months Ended March 31,
                                                                    ---------------------------------------

                                                                           1999                  1998
                                                                    ------------------   ------------------
Operating revenues                                                  $      64,843,382    $      26,345,581
                                                                    ------------------   ------------------

Operating expenses:
Purchased transportation                                                   25,517,355           11,750,926
Salaries, wages and benefits                                               15,641,484            6,093,245
Fuel                                                                        4,857,754            2,022,807
Operating supplies and expenses                                             6,873,349            1,240,350
Lease expense - revenue equipment                                           4,136,001              725,155
Insurance                                                                     794,196              655,049
Depreciation and amortization expense                                       2,295,263            1,321,813
General and administrative expense                                          1,766,981              814,775
                                                                    ------------------   ------------------
    Total operating expenses                                              61,882,383           24,624,120
                                                                    ------------------   ------------------

     Operating income                                                       2,960,999            1,721,461

Interest expense                                                            1,002,712              778,963
                                                                    ------------------   ------------------

Income before income taxes                                                  1,958,287              942,498
Income taxes                                                                1,025,782              100,257
                                                                    ------------------   ------------------

  Net income                                                        $         932,505    $         842,241
                                                                    ==================   ==================

Income per common share -- basic and diluted                        $            0.04    $            0.04
                                                                    ==================   ==================

Weighted average number of common shares
  outstanding - basic                                                      24,432,823           20,822,664
                                                                    ==================   ==================

Weighted average number of common shares
  outstanding - diluted                                                    25,208,372           22,061,261
                                                                    ==================   ==================

See accompanying notes to consolidated financial statements.

                                             TRANSIT GROUP, INC.

                               CONSOLIDATED STATEMENT OF CHANGES IN TOTAL

                              NON REDEEMABLE PREFERRED STOCK, COMMON STOCK

                                      AND OTHER SHAREHOLDERS' EQUITY

                                                (Unaudited)

                                                                                                                   Total
                                            Common         Additional     Note receivable     Accumulated      shareholders'
                                            stock        paid-in capital  secured by stock      deficit           equity
                                            -----        ---------------  ----------------      -------           ------
Balance at December 31, 1998              $  222,177     $    68,411,245  $       (729,000) $   (19,748,889) $      48,155,533

Stock issued for acquisitions                 27,711           8,291,678             -----            -----          8,319,389

Stock purchased and retired                   (3,574)         (1,381,400)            -----            -----         (1,384,974)

Stock returned to settle contingencies

 and retired                                    (272)           (118,595)            -----            -----           (118,867)

Accrued interest                               -----               -----           (13,500)           -----            (13,500)

Stock issued to affiliate of Chairman            501             230,097             -----            -----            230,598

Stock no longer subject to redemption          3,715           1,435,956             -----            -----          1,439,671

Net income                                     -----               -----             -----          932,505            932,505

                                          ===========    ================ ================= ================ ==================
Balance March 31, 1999                    $  250,258     $    76,868,981  $       (742,500) $   (18,816,384) $      57,560,355
                                          ===========    ================ ================= ================ ==================

See accompanying notes to consolidated financial statements.

                                                 TRANSIT GROUP, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                                                    Three Months Ended March 31,
                                                                         ----------------------------------------------

                                                                                  1999                     1998
                                                                         ---------------------    ---------------------
Cash flows from operating activities:
  Income from continuing operations                                      $            932,505     $            842,241
                                                                         ---------------------    ---------------------
    Adjustments to reconcile income to cash provided by continuing operations:
      Depreciation and amortization                                                 2,295,263                1,321,813
      Gain on sale of equipment                                                      (146,451)                (142,282)
    Changes in assets and liabilities
      Increase (decrease) in accounts receivable                                      273,841                 (620,875)
      Increase (decrease) in other assets                                             343,910                 (400,566)
      Increase (decrease) in accounts payable and accrued expenses                    278,943                 (907,785)
      Other                                                                          (471,677)                 (39,827)
                                                                         ---------------------    ---------------------
          Total adjustments                                                         2,573,829                 (789,522)
                                                                         ---------------------    ---------------------

          Net cash provided by continuing operations                                3,506,334                   52,719
          Net cash used in discontinued operations                                       (255)                 (55,159)
                                                                         ---------------------    ---------------------

              Net cash provided by (used in) operating activities                   3,506,079                   (2,440)
                                                                         ---------------------    ---------------------

Cash flows from investing activities:
  Business combinations, net of cash acquired                                      (2,694,487)                (210,196)
  Proceeds from disposal of equipment                                               1,478,501                  843,510
  Purchase of equipment                                                            (2,025,403)                (188,606)
  Stock redeemed                                                                   (1,384,974)                   -----
                                                                         ---------------------    ---------------------

               Net cash (used in) provided by investing activities                 (4,626,363)                 444,708
                                                                         ---------------------    ---------------------

Cash flows from financing activities:
  Purchase of treasury stock                                                            -----                  (75,000)
  Repayment of capital lease obligations and long-term debt                        (4,517,350)              (3,237,851)
  Increase in long-term debt                                                        6,513,095                3,119,931
  Decrease in bank overdraft                                                         (952,111)                   -----
                                                                         ---------------------    ---------------------

               Net cash provided by (used in) financing activities                  1,043,634                 (192,920)
                                                                         ---------------------    ---------------------

(Decrease) increase in cash                                                           (76,650)                 249,348
Cash, beginning of period                                                           2,019,715                  789,791
                                                                         ---------------------    ---------------------
Cash, end of period                                                      $          1,943,065     $          1,039,139
                                                                         =====================    =====================

Supplemental cash flow data
   Cash paid for interest                                                $            847,681     $            910,279
                                                                         =====================    =====================

Business combinations
  Fair value of assets acquired                                          $         41,437,000     $          4,550,000
  Fair value of liabilities assumed                                               (30,093,000)              (2,800,000)
  Common stock issued                                                              (8,319,000)              (1,540,000)
                                                                         ---------------------    ---------------------
               Net cash payments                                         $          3,025,000     $            210,000
                                                                         =====================    =====================

See accompanying notes to consolidated financial statements.

                      TRANSIT GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The information presented herein as of March 31, 1999, and for the three months ended March 31, 1999 and 1998 is unaudited. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

1.  Basis of Presentation
The consolidated balance sheet of Transit Group, Inc. ("Transit Group" or the "Company") as of March 31, 1999, it's consolidated statements of income, and its consolidated statements of cash flows for the three month periods ended March 31, 1999 and 1998 include the consolidated balance sheets of the Company and it's fourteen acquired subsidiaries, and the results of operations and cash flows for the periods since acquisition. The Company has made the following acquisitions:

                      Company                              Date Acquired
                      -------                              -------------
         Carolina Pacific Distributors, Inc.                  07/11/97
         Service Express, Inc.                                08/16/97
         Transit Leasing, Inc.                                08/16/97
         Carroll Fulmer Group, Inc.                           08/30/97
         Rainbow Trucking, Inc.                               12/30/97
         Transportation Resources and Management, Inc.        01/31/98
         Certified Transport, Inc.                            05/05/98
         KJ Transportation, Inc.                              06/17/98
         Network Transportation, Inc.                         07/13/98
         Diversified Trucking, Inc.                           08/05/98
         Northstar Transportation, Inc.                       08/11/98
         Priority Transportation, Inc.                        01/19/99
         Massengill Trucking Service, Inc.                    03/03/99
         KAT, Inc.                                            03/22/99

Certain prior year balances have been reclassified to conform to the current year financial statement presentation.

2.  Summary of Significant Accounting Policies

Management's Representation

The accompanying interim consolidated financial statements have been prepared by the Company in accordance and consistent with the accounting policies stated in the Company's 1998 Annual Report on Form 10-KSB and should be read in conjunction with the consolidated financial statements appearing therein. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements are reflected in the interim periods presented. Additionally, all adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and notes of Transit Group.

3.  Business Combinations

From July 1997 through December 1998 the Company acquired 11 truckload carriers. In January 1999, the Company acquired Priority Transportation, Inc. an Olive Branch, Mississippi based truckload carrier. Total consideration for all of the outstanding shares of Priority was funded by the issuance of approximately 890,000 shares of Transit Group common stock, the payment of $1,000,000 cash, and a $495,000 payment on a promissory note.

The Company acquired Massengill Trucking Service, Inc. in March 1999. Massengill was a privately held truckload carrier based in Hickory Flat, Mississippi. The acquisition was funded by the issuance of approximately 1,070,000 shares of Transit Group common stock, a cash payment of $1.3 million at closing, and approximately $850,000 over a five year period.

Also in March 1999, the Company acquired Chesterton, Indiana based KAT, Inc. for consideration comprised of approximately 812,000 shares of Transit Group common stock and $725,000 in cash.

The business combinations described above will be accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired companies have been included in the Company's consolidated financial statements since their respective dates of acquisition. Assets acquired and liabilities assumed were recorded at fair market value.

The unaudited pro forma financial information reflects the operations of the 5 companies acquired in 1997, the 6 companies acquired in 1998, and the 3 companies acquired in 1999 as if they all had been acquired on January 1, 1998. The following adjustments were made to the historical financial statements of acquired companies prior to their acquisition by the Company:

   - Reduced depreciation expense due to changes in depreciation policies and estimated lives;
   - Amortization of goodwill  recorded in connection with the  acquisitions;
   - Additional  interest costs for the cash portion of the acquisition costs;
   - Interest costs of the  acquired   companies have been adjusted to reflect
     the Company's financing costs; and
   - Provision for income taxes at the Company's estimated annual rates.

No projected provision for cost reductions (such as insurance, overhead, purchasing, and fuel) have been reflected in the historical financial statements of the subsidiaries from January 1, 1998 through the date of acquisition.

                                Unaudited Pro Forma Combined Results of Operations

                                                                              Three Months Ended March 31,
                                                                         ----------------------------------------
                                                                               1999                  1998
                                                                         ------------------    ------------------
           Revenue                                                       $      72,751,000     $
                                                                                                      71,944,000
                                                                         ==================    ==================

           Net income                                                    $       1,070,000     $       1,048,000
                                                                         ==================    ==================

           Income per basic common share                                 $             .04     $             .04
                                                                         ==================    ==================

           Income per diluted common share                               $             .04     $             .04
                                                                         ==================    ==================

           Weighted average number of basic common
           shares outstanding                                                   26,029,987           26,381,555
                                                                         ==================    ==================

           Weighted average number of diluted
           common shares outstanding                                            26,805,536           27,620,152
                                                                         ==================    ==================

4.  Income Taxes

At December 31, 1998, the Company had $27,401,275 of federal net operating loss carryforwards potentially available to offset taxable income which expire during the years 2007 to 2012. The Company recognized $7,504,000 in benefits for these net operating losses in the December 31, 1998 financial statements because management believed it is more likely than not that the benefits will be realized. The Company will be limited in the amount of net operating loss which can be offset against taxable income in any given year because of significant changes in ownership. Certain pre-acquisition losses of acquired companies will be unusable because of the change of ownership provisions and a valuation allowance remains for those losses. To the extent these losses are utilized, any benefit will be used to reduce goodwill as the losses were incurred by acquired subsidiaries. At March 31, 1999 the net operating loss carryforwards are approximately $26.6 million.

The company determines its provisions for income taxes using its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The difference between the provision for income taxes and the amount that would be expected using the Federal statutory income tax rate of 34% is related to nondeductible goodwill amortization expense and certain other nondeductible expenses.

5.  Subsequent Events

On May 14, 1999 the Company consummated an equity financing transaction with General Electric Capital Corporation ("GECC"). GECC invested $25 million in exchange for 5 million shares of 9% cumulative preferred stock, which are convertible to common shares at any time. The proceeds will be used primarily to finance future acquisitions although initially the Company will pay down certain borrowings under its revolving credit facility, and other borrowings.

                      TRANSIT GROUP, INC. AND SUBSIDIARIES
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements, including the footnotes, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere herein. Historical results of operations and the percentage relationships among any amounts included in the Consolidated Statements of Income, and any trends which may appear to be inferable therefrom, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

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

Liquidity and Capital Resources

In November 1998, the Company increased the capacity of its revolving line of credit with AmSouth Bank from $20 million to $30 million. At March 31, 1999, $1.0 million was available under the credit facility. Concurrent with expanding its credit facility, the Company converted $5 million of debt, which was due in 1999, to a term facility which amortizes over seven years and has a final maturity in January 2002.

Also in November 1998, the Company entered into a $50 million equipment operating lease facility with a commercial lender. The facility is available to restructure the financing of certain existing equipment and the remainder to support future equipment leases. At March 31, 1999 approximately $14 million was available under this facility.

The Company's acquisition strategy and requirements for replacing its revenue equipment require significant capital resources. For three months ended March 31, 1999, cash flow from operating activities was $3.5 million and capital expenditures were $2.0 million for new trucks and trailers. There can be no assurance that the Company can continue to finance its fleet through operations, leases or commercial lenders.

On May 14, 1999 the Company consummated an equity financing transaction with General Electric Capital Corporation ("GECC"). GECC invested $25 million in exchange for 5 million shares of 9% cumulative preferred stock, which are convertible to common shares at any time. The proceeds will be used primarily to finance future acquisitions although initially the Company will pay down certain borrowings under its revolving credit facility, and other borrowings.

The Company believes that the amounts available from operating cash flows, funds available under its current facilities and its equipment lease facility will be sufficient to meet the Company's expected operating needs and planned capital expenditures for the foreseeable future.

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

At March 31, 1999, holders of redemption rights with respect to $3.7 million of stock may require either the Company to redeem the stock or a major shareholder of the Company to acquire the stock at a price of $3.60 per share. To the extent such redemption rights are exercised, the Company will be required to fund the cash required to meet its obligations under the redemption rights by drawing on bank lines which may be available to its subsidiaries, or to call upon a major shareholder to purchase the stock under such shareholder's obligations and guarantees associated with the acquisition contracts.

Results of Operations - Three months ended March 31, 1999 compared with the three months ended March 31, 1998

The following table sets forth items in the Consolidated Statement of Income for the three months ended March 31, 1999 and 1998 as a percentage of operating revenues.

                                                                                       Percentage of
                                                                                    Operating Revenues
                                                                                         March 31,
                                                                              --------------------------------
                                                                                     1999             1998
                                                                                  ------------    -------------
               Operating revenues                                                    100.00%        100.00%
                                                                                  ------------    -------------

               Purchased transportation                                               39.35          44.60
               Salaries, wages and benefits                                           24.12          23.13
               Fuel                                                                    7.49           7.68
               Operating supplies and expenses                                        10.60           4.71
               Lease expense - revenue equipment                                       6.38           2.75
               Insurance                                                               1.22           2.49
               Depreciation and amortization expense                                   3.54           5.02
               General and administrative expense                                      2.73           3.09
                                                                                                  -------------
                                                                                  ------------
               Total expenses                                                         95.43          93.47
                                                                                  ------------    -------------
                 Operating income                                                      4.57           6.53
               Interest expense                                                        1.55           2.95
                                                                                  ------------    -------------
                 Income before income taxes                                            3.02           3.58
               Income taxes                                                            1.58            .38
                                                                                  ------------    -------------

               Net income                                                             1.44%          3.20%
                                                                                  ============    =============

Operating revenue increased from $26.3 million in 1998 to $64.8 million, or 146.1%, for 1999. The increase is due primarily to the acquisition of nine companies from January 1998 through March 1999. Purchased transportation increased from $11.8 million in 1998 to $25.5 million, or 117.2%. Purchased transportation as a percentage of operating revenues decreased from 44.60% in 1998 to 39.35% in 1999. Changes in the fleet mix from brokerage and owner-operators to company owned trucks as a result of the acquisitions resulted in the decline in purchase transportation as a percentage of sales.

Salaries, wages and benefits increased from $6.1 million in 1998 to $15.6 million, or 156.7%, in 1999. Salaries, wages and benefits as a percentage of operating revenues increased from 23.13% in 1998 to 24.12% in 1999. The increase as a percentage of operating revenues is attributed to the change in revenue mix discussed in the preceding paragraph as well as continued pressure on driver wages. Should driver wages continue to increase as a result of the industry-wide driver shortage, there can be no assurance that these costs can be passed along through increased freight rates.

Fuel increased from $2.0 million in 1998 to $4.9 million, or 140.1%, in 1998. Fuel as a percentage of operating revenues decreased from 7.68% in 1998 to 7.49% in 1999. Fuel costs as a percentage of operating revenues decreased as a result of lower fuel prices compared with the prior year, the Company's ability to negotiate more favorable fuel contracts and improved gas mileage from the purchase of new, more efficient equipment. In the first quarter of 1999, fuel costs began to increase over the amount paid in the fourth quarter of 1998. Should fuel costs continue to increase, there can be no assurance that these costs can be passed along to our customers.

Operating supplies and expenses increased from $1.2 million in 1998 to $6.9 million, or 454.1%, in 1999. Operating supplies and expenses as a percentage of operating revenues increased from 4.71% in 1998 to 10.60% in 1999. The increase as a percentage of operating revenues is attributed to the change in the fleet and revenue mix discussed above.

Lease expense - revenue equipment increased from $.7 million in 1998 to $4.1 million, or 470.4% in 1999. Expressed as a percent of operating revenues, lease expense - revenue equipment increased from 2.75% in 1998 to 6.38% in 1999. This increase is related to the utilization of the Company's $50 million equipment operating lease facility.

Insurance expense increased from $.7 million in 1998 to $.8 million, or 21.2%, in 1999. Insurance expense as a percentage of operating revenues decreased from 2.49% in 1998 to 1.22% in 1999. The decrease as a percentage of operating revenues is due to the Company's ability to negotiate more favorable insurance rates because of its larger, more diverse insurance base.

Depreciation and amortization expense increased from $1.3 million in 1998 to $2.3 million, or 73.6%, in 1999. Depreciation and amortization expense as a percentage of operating revenues decreased from 5.02% in 1998 to 3.54% in 1999. The decrease as a percentage of operating revenues is due to the increased use of leased equipment.

General and administrative expense increased from $.8 million in 1998 to $1.8 million, or 116.8%, in 1999. General and administrative expense as a percentage of operating revenues decreased from 3.09% in 1998 to 2.73% in 1999. The decrease as a percentage of operating revenues is related to the ongoing
consolidation  of  certain  accounting,   finance,   and  legal   administrative
functions.

Operating income increased from $1.7 million in 1998 to $3.0 million, or 72.0%, in 1999. Operating income as a percentage of operating revenues decreased from 6.53% in 1998 to 4.57% in 1999 as a result of the factors discussed above.

Interest expense increased from $.8 million in 1998 to $1.0 million, or 28.7%, in 1999 as a result of increased borrowings to fund acquisitions offset by more favorable interest rates and the increased use of leased equipment.

Income taxes increased from $.1 million in 1998 to $1.0 million in 1999 as the Company recognized the future value of net operating loss carryforwards in the fourth quarter of 1998. Previously these benefits were recognized when realized which lowered the effective tax rates in prior periods.

Income per basic and diluted common share was $.04 in both periods presented. Results of Operations - Unaudited Pro Forma Three months ended March 31, 1999 compared with the three months ended March 31, 1998

Since July 1997, the Company has acquired 14 truckload carriers. Transit Group has enabled these companies to reduce certain costs particularly in the areas of insurance, interest and leasing costs, fuel, and redundant overhead. The Company's strategy is to allow the acquired companies to focus on marketing, customer service, and operations while administrative and financial costs are centralized in the Corporate Services Division of TGT.

The unaudited pro forma financial information reflects the operations of the 14 acquired companies as if they all had been acquired on January 1, 1998. The following adjustments were made to the historical financial statements of acquired companies prior to their acquisition by the Company:

   - Reduced depreciation expense due to changes in depreciation policies and estimated lives;
   - Amortization of goodwill  recorded in connection with the  acquisitions;
   - Additional  interest costs for the cash portion of the acquisition costs;
   - Interest costs of the  acquired   companies have been adjusted to reflect
     the Company's financing costs; and
   - Provision for income taxes at the Company's estimated annual rates.

No projected provision for cost reductions (such as insurance, overhead, purchasing, and fuel) have been reflected in the historical financial statements of the subsidiaries from January 1, 1998 through the date of acquisition.

                                Unaudited Pro Forma Combined Results of Operations

                                                         March 31, 1999                       March 31, 1998
                                                 --------------------------------    ---------------------------------
                                                        $                 %                 $                  %
                                                 ----------------    ------------    -----------------    ------------
Operating revenues                               $    72,751,000       100.00%       $    71,944,000       100.00%
                                                 ----------------    ------------    -----------------    ------------

Operating expenses                                    64,658,000        88.88             61,825,000        85.93
Depreciation and amortization                          2,579,000         3.54              3,723,000         5.18
General and administrative expenses                    1,913,000         2.63              2,153,000         2.99
                                                 ----------------    ------------    -----------------    ------------

Total operating expenses                              69,150,000        95.05             67,701,000        94.10
                                                 ----------------    ------------    -----------------    ------------
   Operating income                                    3,601,000         4.95              4,243,000         5.90

Interest expense                                       1,356,000         1.86              1,914,000         2.66
                                                 ----------------    ------------    -----------------    ------------
   Income before income taxes                          2,245,000         3.09              2,329,000         3.24

Income taxes                                           1,175,000         1.62              1,281,000         1.78
                                                 ----------------    ------------    -----------------    ------------

   Net income                                          1,070,000         1.47              1,048,000         1.46
                                                 ================    ============    =================    ============

Income per basic common share                    $           .04                     $           .04
                                                 ================                    =================

Income per diluted common share                  $           .04                     $           .04
                                                 ================                    =================

Weighted average number of basic common
shares outstanding                                    26,029,987                          26,381,555
                                                 ================                    =================

Weighted average number of diluted
common shares outstanding                             26,805,536                          27,620,152
                                                 ================                    =================

Excluding the impact of the Rainbow/Capitol merger discussed below, comparable unaudited pro forma revenues increased by approximately $1.9 million (2.7%) for the three months ended March 31, 1999 compared to the same period in 1998.

The Company phased out the warehouse operations of Capitol Warehouse due to its marginal profitability and merged its trucking operations into those of Rainbow Trucking during fiscal 1998. The combined operations had a decrease in revenue of $1.0 million in unaudited pro forma 1999 compared to unaudited pro forma 1998.

Operating expenses increased from $61.8 million in unaudited pro forma 1998 to $64.6 million in unaudited pro forma 1999. Operating expenses as a percent of total revenues and other income increased from 85.93% in 1998 to 88.88% in 1999. These increases are related to the Company's increased use of leased equipment as compared to purchasing revenue equipment.

Depreciation and interest costs have declined both in terms of dollars and percent of revenue as a result of the Company's lower cost of capital compared to the acquired companies and emphasis on leasing rather than purchasing equipment.

On an unaudited pro forma basis, the operating ratio increased from 94.10% to 95.05% for the three months ended March 31, 1999 compared to the same period in the prior year. This change is primarily a result of the increased emphasis on leased equipment compared to purchasing equipment in the prior period.

Year 2000

The Company is aware of the seriousness associated with the issues related to the Year 2000 and its potential impact. In response to this unprecedented event, management believes that it has identified, outlined and set forth actions that will upgrade all information technology and non-information technology systems that are not Year 2000 compliant with year 2000 compliant systems by no later than September 1999. Currently, management estimates that the Company is 90% complete in its efforts to be Year 2000 compliant.

Due to the contractual relationships with current software and hardware vendors, the majority of the costs associated with Year 2000 compliance have been covered under the annual maintenance fees that the Company normally pays. Since the majority of expenses are spread throughout the year, management has not specifically itemized expenses related to the Year 2000. Management estimates that the Company has spent approximately $225,000 to date on Year 2000 compliance and estimates spending an additional $75,000 towards Year 2000 compliance during the remainder of 1999.

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

                      TRANSIT GROUP, INC. AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

                      TRANSIT GROUP, INC. AND SUBSIDIARIES
                           Part II - Other Information


Item 6 - Exhibits and Reports on Form 8-K

   (a)   Exhibits

             3i.1       Amended and Restated Articles of Incorporation

             11.1       Statement Regarding Computation of Earnings per Share.

             27.1       Financial Data Schedule.

   (b) The Company filed no Current Reports on Form 8-K during the first quarter of 1999.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Transit Group, Inc.

Date: May 17, 1999

                               By:   /s/Wayne N. Nellums
                                     -------------------
                                        Wayne N. Nellums
                                        Senior Vice President,
                                        Chief Financial Officer
                                         and Secretary