Form 10-Q
period 1999-06-30
TRANSIT GROUP INC
filed 1999-08-16
CIK 853532

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 For the transition period from to_____



                        Commission File Number: 000-18601



                               TRANSIT GROUP, INC.
             (Exact name of registrant as specified in its charter)



                           State of Florida 59-2576629
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)



        2859 Paces Ferry, Suite 1740, Atlanta, Georgia 30339 (Address of
                    principal executive offices) - (zip code)


                                 (770) 444-0240
              (Registrant's telephone number, including area code)


Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

There were 27,322,933 shares of the Company's common stock outstanding as of August 4, 1999.

                               TRANSIT GROUP, INC.

                                    FORM 10-Q

                                      INDEX

PART I.    FINANCIAL INFORMATION                                    Page Number

Item 1
Financial Statements

Consolidated Balance Sheets
 as of June 30, 1999 (unaudited) and December 31, 1998                     2

Consolidated Statements of Income (unaudited) for the three
 and six month periods ended June 30, 1999 and 1998                        3

Consolidated Statement of Changes in Total Non Redeemable
 Preferred Stock, Common Stock and Other Shareholder's Equity (unaudited)  4

Consolidated Statements of Cash Flows (unaudited) for the six
 months ended June 30, 1999 and 1998                                       5

Notes to Consolidated Financial Statements (unaudited)                     6

Item 2
Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                       9

Item 3
Quantitative and Qualitative Disclosures About
 Market Risk                                                               17


PART II.  OTHER INFORMATION

Item 4
Submission of Matters to a Vote of Security Holders                        17

Item 6
Exhibits and Reports on Form 8-K                                           17

                                                  TRANSIT GROUP, INC.

                                             CONSOLIDATED BALANCE SHEETS

                                          (In thousands, except share data)

                                                       ASSETS

                                                                                  June 30,             December 31,
                                                                                   1999                    1998
                                                                             ----------------        ----------------
                                                                                (Unaudited)

Current assets:
  Cash                                                                       $         1,020         $         2,020

  Accounts receivable (net of allowance of $756 and $706)                             40,707                  28,437

  Other current assets                                                                 8,298                   5,611

  Deferred  income taxes                                                               1,103                   1,103
                                                                             ----------------        ----------------
      Total current assets                                                            51,128                  37,171
                                                                             ----------------        ----------------


Noncurrent assets:

  Property, equipment, and capitalized leases                                         62,986                  42,818

  Goodwill                                                                            55,226                  50,062

  Other assets                                                                           206                     476
                                                                             ----------------        ----------------
      Total noncurrent assets                                                        118,418                  93,356
                                                                             ----------------        ----------------

      Total assets                                                           $       169,546         $       130,527
                                                                             ================        ================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current maturities of long-term debt and capital leases                    $        17,390         $        12,273

  Accounts payable                                                                    12,026                   6,170

  Bank overdrafts                                                                        542                   1,319

  Accrued expenses and other current liabilities                                       7,738                  10,029

  Net current liabilities of discontinued operations                                      29                     273
                                                                             ----------------        ----------------
      Total current liabilities                                                       37,725                  30,064
                                                                             ----------------        ----------------
Noncurrent liabilities:

  Long-term debt and capital lease obligations                                        40,466                  38,963

  Note payable to affiliate of Chairman                                                -----                   3,500

  Other liabilities                                                                      385                   4,291

  Deferred income taxes                                                                3,531                     439
                                                                             ----------------        ----------------
     Total noncurrent liabilities                                                     44,382                  47,193
                                                                             ----------------        ----------------
     Total liabilities                                                                82,107                  77,257
                                                                             ----------------        ----------------

Redeemable common stock                                                                3,675                   5,115
                                                                             ----------------        ----------------
Redeemable preferred stock                                                            24,912                   -----
                                                                             ----------------        ----------------
Non Redeemable preferred stock, common stock

 and other stockholders' equity:

  Preferred stock, no par value, 15,000,000 and 5,000,000 shares authorized            -----                   -----

  Common Stock, $.01 par value, 100,000,000 shares

   authorized, 26,058,376 and 23,610,190 shares issued and outstanding                   250                     222

  Note receivable secured by stock                                                      (756)                   (729)

  Additional paid-in capital                                                          76,868                  68,411

  Accumulated deficit                                                                (17,510)                (19,749)
                                                                             ----------------        ----------------
      Total non redeemable preferred stock, common stock

       and other stockholders' equity                                                 58,852                  48,155

                                                                             ----------------        ----------------
      Total liabilities and stockholders' equity                             $       169,546         $       130,527
                                                                             ================        ================

See accompanying notes to consolidated financial statements.

                                                  TRANSIT GROUP, INC.

                                          CONSOLIDATED STATEMENTS OF INCOME

                                          (In thousands, except share data)

                                                     (Unaudited)

                                                       Three Months Ended June 30,            Six Months Ended June 30,
                                                  -----------------------------------      ---------------------------------
                                                        1999               1998                 1999              1998
                                                  ---------------     ---------------      ---------------   ---------------
Operating revenues                                $       75,167      $       35,402       $      140,011    $       61,747
                                                  ---------------     ---------------      ---------------   ---------------

Operating expenses:

Purchased transportation                                  26,916              15,091               52,433            26,842

Salaries, wages and benefits                              19,114               7,657               34,756            13,750

Fuel                                                       6,336               2,511               11,194             4,534

Operating supplies and expenses                            7,587               4,629               14,460             5,875

Lease expense - revenue equipment                          4,475                 377                8,611             1,102

Insurance                                                    990                 459                1,785             1,108

Depreciation and amortization expense                      2,850               1,670                5,145             2,992

General and administrative expense                         2,201                 873                3,968             1,688
                                                  ---------------     ---------------      ---------------   ---------------
     Total operating expenses                             70,469              33,267              132,352            57,891
                                                  ---------------     ---------------      ---------------   ---------------

     Operating income                                      4,698               2,135                7,659             3,856


Interest expense                                           1,517                 862                2,519             1,641
                                                  ---------------     ---------------      ---------------   ---------------

     Income before income taxes                            3,181               1,273                5,140             2,215

Income taxes                                               1,579                 109                2,605               209
                                                  ---------------     ---------------      ---------------   ---------------

     Net income                                            1,602               1,164                2,535             2,006


Preferred stock dividends                                   (296)              -----                 (296)            -----
                                                  ---------------     ---------------      ---------------   ---------------

     Income available to common shareholders      $        1,306      $        1,164       $        2,239    $        2,006
                                                  ===============     ===============      ===============   ===============

Income per common share -- basic                  $         0.05      $         0.05       $        0.09     $         0.09
                                                  ===============     ===============      ===============   ===============

Income per common share -- diluted                $         0.05      $         0.05       $        0.09     $         0.09
                                                  ===============     ===============      ===============   ===============

Weighted average number of common shares

  outstanding - basic                                 26,038,631          21,726,967           25,240,163        21,277,313
                                                  ===============     ===============      ===============   ===============

Weighted average number of common shares

  outstanding - diluted                               27,083,493          23,267,346           26,150,369        22,666,801
                                                  ===============     ===============      ===============   ===============

See accompanying notes to consolidated financial statements.

                                                 TRANSIT GROUP, INC.

                                    CONSOLIDATED STATEMENT OF CHANGES IN TOTAL

                                   ON REDEEMABLE PREFERRED STOCK, COMMON STOCK

                                           AND OTHER SHAREHOLDERS' EQUITY

                                                  (In thousands)

                                                    (Unaudited)

                                                                                                               Total
                                          Common         Additional      Note receivable     Accumulated    shareholders'
                                           stock       paid-in capital   secured by stock      deficit          equity
                                      --------------   --------------     --------------   --------------  --------------
Balance at December 31, 1998          $         222    $      68,411      $        (729)   $     (19,749)  $      48,155


Issuance of preferred stock                   -----            -----              -----            -----           -----

Stock issued for acquisitions                    28            8,377              -----            -----           8,405

Stock purchased and retired                      (4)          (1,544)             -----            -----          (1,548)

Stock returned to settle

 contingencies and retired                       (1)            (118)             -----            -----            (119)

Accrued interest                              -----            -----                (27)           -----             (27)

Stock issued to affiliate of

 Chairman                                         1              230              -----            -----             231

Stock no longer subject to

 redemption                                       4            1,436              -----            -----           1,440

Preferred dividends                           -----            -----              -----             (296)           (296)

Stock options exercised                       -----               76              -----            -----              76

Net income                                    -----            -----              -----            2,535           2,535

                                      --------------   --------------     --------------   --------------  --------------
Balance June 30, 1999                 $         250    $      76,868      $        (756)   $     (17,510)  $      58,852
                                      ==============   ==============     ==============   ==============  ==============

See accompanying notes to consolidated financial statements.

                                                 TRANSIT GROUP, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)
                                                     (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                         ----------------------------------------------
                                                                                  1999                     1998
                                                                         ---------------------    ---------------------
Cash flows from operating activities:
  Income from continuing operations                                      $              2,535     $              2,006
                                                                         ---------------------    ---------------------
    Adjustments to reconcile income to cash
     (used in) provided by continuing
      operations:
      Depreciation and amortization                                                     5,145                    2,992
      Gain on sale of equipment                                                          (213)                    (136)
    Changes in assets and liabilities
      Increase in accounts receivable                                                  (4,400)                    (671)
      (Increase) decrease in other assets                                                (531)                     136
      Decrease in accounts payable and accrued expenses                                (2,844)                  (1,061)
      Other                                                                              (458)                      21
                                                                         ---------------------    ---------------------
          Total adjustments                                                            (3,301)                   1,281
                                                                         ---------------------    ---------------------

          Net cash (used in) provided by continuing operations                           (766)                   3,287
          Net cash used in discontinued operations                                        (13)                     (67)
                                                                         ---------------------    ---------------------
              Net cash (used in ) provided by operating activities                       (779)                   3,220
                                                                         ---------------------    ---------------------

Cash flows from investing activities:
  Business combinations, net of cash acquired                                          (2,813)                  (3,244)
  Proceeds from disposal of equipment                                                   4,164                    2,367
  Purchase of equipment                                                                (3,818)                  (2,498)
  Stock redeemed and retired                                                           (1,548)                   -----
  Stock options issued                                                                     76                  -----
                                                                         ---------------------    ---------------------
              Net cash used in investing activities                                    (3,939)                  (3,375)
                                                                         ---------------------    ---------------------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock                                            24,912                    -----
  Repayment of capital lease obligations and long-term debt                           (26,510)                  (8,496)
  Increase in long-term debt                                                            6,734                   11,701
  Decrease in bank overdraft                                                           (1,418)                    (971)
                                                                         ---------------------    ---------------------
              Net cash provided by financing activities                                 3,718                    2,234
                                                                         ---------------------    ---------------------

(Decrease) increase in cash                                                            (1,000)                   2,079
Cash, beginning of period                                                               2,020                      790
                                                                         ---------------------    ---------------------
Cash, end of period                                                      $              1,020     $              2,869
                                                                         =====================    =====================

Supplemental cash flow data
   Cash paid for interest                                                $              1,836     $              1,683
                                                                         =====================    =====================

Business combinations
  Fair value of assets acquired                                          $             42,139     $             46,544
  Fair value of liabilities assumed                                                   (30,707)                 (30,744)
  Common stock issued                                                                  (8,286)                 (11,197)
                                                                         ---------------------    ---------------------
              Net cash payments                                          $              3,146     $              4,603
                                                                         =====================    =====================

                   See accompanying notes to consolidated financial statements.

                               TRANSIT GROUP, INC.
                   Notes to Consolidated Financial Statements


The information presented herein as of June 30, 1999, and for the three and six month periods ended June 30, 1999 and 1998 are unaudited. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

1.  Basis of Presentation
The consolidated balance sheet of Transit Group, Inc. ("Transit Group" or the "Company") as of June 30, 1999, it's consolidated statements of income for the three and six month periods ended June 30, 1999 and 1998, and its consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998 include the consolidated balance sheets of the Company and it's fourteen acquired subsidiaries, and the results of operations and cash flows for the periods since acquisition. The Company has made the following acquisitions:

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

In the second quarter of 1999, the Company executed Letters of Intent regarding the acquisition of 5 truckload carriers. The status of those transactions is as follows:

On July 19, the Company completed the acquisition of R&M Transportation for consideration of 1.2 million shares of common stock and the payment of $1.4 million in cash.

On July 30, the Company completed the acquisition of Bestway , Inc. a Jeffersonville, Indiana based dry van carrier and MDR, Inc. headquartered in Jonesboro, Arkansas. In connection with the acquisition of Bestway, the Company issued 1.5 million of its common shares and paid $6.8 million in cash. MDR was purchased for $1.8 million in cash and the issuance of 2.5 million of the Company's common shares.

The acquisition of Fox Midwest and its affiliate SDS Distributors is anticipated to close in the third quarter of 1999.

The fifth Letter of Intent dealt with the proposed acquisition of Little Rock, Arkansas based Pro Transportation. On August 2, the Company announced that the parties mutually agreed to terminate negotiations.

The business combinations described above will be accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired companies have been included in the Company's consolidated financial statements since their respective dates of acquisition. Assets acquired and liabilities assumed were recorded at fair market value.

The unaudited pro forma financial information reflects the operations of the 5 companies acquired in 1997, the 6 companies acquired in 1998 and the 6 companies acquired in 1999 as if they all had been acquired on January 1, 1998. The following adjustments were made to the historical financial statements of acquired companies prior to their acquisition by the Company:

      - Reduced depreciation expense due to changes in depreciation policies and estimated lives;
      - Amortization of goodwill recorded in connection with the acquisitions;
      - Additional interest costs for the cash portion of the acquisition costs;
      - Interest costs of the acquired companies have been adjusted to reflect the Company's financing costs; and
      - Provision  for income taxes at the Company's estimated annual tax rate.

No projected provision for cost reductions (such as insurance, overhead, purchasing, and fuel) have been reflected in the historical financial statements of the subsidiaries from January 1, 1998 through the date of acquisition.

               Unaudited Pro Forma Combined Results of Operations
                        (In thousands except share data)

                                                Three months ended June 30,            Six months ended June 30,
                                                  1999               1998               1999               1998
                                                  ----               ----               ----               ----
     Revenues                                 $     101,690      $      92,867     $      196,674     $       186,278
                                              ==============     ==============    ===============    ================

     Net income                               $       2,174      $       1,093     $        4,102     $         2,822
                                              ==============     ==============    ===============    ================

     Income per basic common share            $         .07      $         .03     $          .13     $           .09
                                              ==============     ==============    ===============    ================

     Income per diluted common share          $         .07      $         .03     $          .13     $           .09
                                              ==============     ==============    ===============    ================

     Weighted average number of basic
     common shares outstanding                   31,246,132         31,568,681         31,242,118          31,578,812
                                              ==============     ==============    ===============    ================

     Weighted average number of diluted
     common shares outstanding
                                                 32,290,994         33,109,060         32,152,324          32,968,300
                                              ==============     ==============    ===============    ================

4.    Income Taxes

At December 31, 1998, the Company had $27.4 million of federal net operating loss carryforwards potentially available to offset taxable income which expire during the years 2007 to 2012. The Company recognized $7.5 million in benefits for these net operating losses in the December 31, 1998 financial statements because management believed it is more likely than not that the benefits will be realized. The Company will be limited in the amount of net operating loss which can be offset against taxable income in any given year because of significant changes in ownership. Certain pre-acquisition losses of acquired companies will be unusable because of the change of ownership provisions and a valuation allowance remains for those losses. To the extent these losses are utilized, any benefit will be used to reduce goodwill as the losses were incurred by acquired subsidiaries. At June 30, 1999 the net operating loss carryforwards are approximately $25.0 million.

The company determines its provisions for income taxes using its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The difference between the provision for income taxes and the amount that would be expected using the Federal statutory income tax rate of 34% is related to nondeductible goodwill amortization expense, and the meal component of per diem expenses paid to drivers and certain other nondeductible expenses.

5.  Redeemable and Non Redeemable Preferred Stock

On May 13, 1999 the Company's shareholders retired the existing 5 million shares of authorized preferred stock and authorized 20 million new shares of preferred stock. The rights and privileges of the new preferred shares will be determined upon issuance. The Company issued 5 million shares of preferred stock in the transaction described in the following paragraph.

On May 14, 1999 the Company consummated an equity financing transaction with General Electric Capital Corporation ("GECC"). GECC invested $25 million in exchange for 5 million shares of 9% cumulative, redeemable preferred stock, which are convertible to common shares at any time. The proceeds will be used primarily to finance future acquisitions although initially the Company paid down certain borrowings under its revolving credit facility and other borrowings.

On the third anniversary of the issue date, GECC has the right to require the Company to redeem up to one third of the outstanding preferred shares at a price equal to $5.00 per share plus all accrued and unpaid dividends. On the fourth anniversary GE may require the Company to redeem up to two thirds (on a cumulative basis) of the outstanding preferred shares plus all accrued and unpaid dividends. GECC can require the Company to redeem all remaining outstanding preferred shares plus accrued and unpaid dividends on the fifth anniversary of the issue date. After the fifth anniversary of the issue date of the preferred shares, GECC shall have no further rights to cause the Company to redeem any shares, which may be then outstanding.

6.  Common Stock

On May 13, 1999 the Company's shareholders voted to increase the number of authorized common shares from 30 million to 100 million.

7.  Stock Options

The Company has granted options and warrants to acquire its common stock at various times under various plans, contracts, and employment agreements that approximated or exceeded fair market at the date of issue. Options and warrants which vest over various periods may be exercised over periods ranging up to ten years and generally expire in five to ten years.

A summary of outstanding options and warrants is as follows:

                                                                           Six Months ended June 30,
                                                                           1999                1998
                                                                           ----                ----
Outstanding beginning of                                                     3,413,058          2,754,158
period
Granted during period                                                          738,700            509,000
Exercised/redeemed                                                           (657,933)              -----
Forfeited or expired                                                           (5,500)           (21,200)
                                                                     ==================  =================
Outstanding at end of period                                                 3,488,325          3,241,958
                                                                     ==================  =================

                      TRANSIT GROUP, INC. AND SUBSIDIARIES
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

This Quarterly Report contains certain forward-looking statements, as defined in the Private Securities Litigation Reform act of 1995, including or related to the Company's future results including certain projections and business trends.

These and other statements, which are not historical facts, are based largely on current expectations and assumptions of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Assumptions and risks related to forward-looking statements include that the Company has a history of operating losses and is pursuing a growth strategy that relies in part on the completion of acquisitions of companies in the trucking industry; that it will continue to price and market its services competitively; that competitive conditions within the Company's markets will not change materially or adversely; that the demand for the Company's services will remain strong; and that the Company will retain key managers, drivers and other personnel.

Assumptions relating to forward-looking statements involve judgements with respect to , among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many which are beyond the Company's control. When used in this Quarterly Report, the words "estimate", "project", "intend", and "expect" and similar expressions are intended to identify forward-looking statements. Although the Company believes that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in the forward-looking information will be realized.

Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its business strategy, which may in turn, affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as our representation that any strategy, objectives or other plans will be achieved. The forward-looking statements contained in this Quarterly Report speak only as of the date of this Quarterly Report, and the Company does not have any obligation to publicly update or revise any of these forward-looking statements.

Liquidity and Capital Resources

In November 1998, the Company increased the capacity of its revolving line of credit with AmSouth Bank from $20 million to $30 million. At June 30, 1999, approximately $18 million was available under the credit facility. Concurrent with expanding its credit facility, the Company converted $5 million of debt, which was due in 1999, to a term facility which amortizes over seven years and has a final maturity in January 2002.

Also in November 1998, the Company entered into a $50 million equipment operating lease facility with a commercial lender. The facility is available to restructure the financing of certain existing equipment and the remainder to support future equipment leases. At June 30, 1999 approximately $12 million was available under this facility.

The Company's acquisition strategy and requirements for replacing its revenue equipment require significant capital resources. For the six months ended June 30, 1999, cash flow from operating activities was negative $0.8 million and capital expenditures were $3.8 million for new trucks and trailers. The deficit in cash flow from operations is related primarily to the increase in accounts receivable related to the higher sales levels achieved in the last half of the second quarter of 1999. There can be no assurance that the Company can continue to finance its fleet through operations, leases or commercial lenders.

On May 14, 1999 the Company consummated an equity financing transaction with General Electric Capital Corporation ("GECC"). GECC invested $25 million in exchange for 5 million shares of 9% cumulative preferred stock, which are convertible to common shares at any time. The proceeds will be used primarily to finance future acquisitions although initially the Company paid down certain borrowings under its revolving credit facility, and other borrowings.

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

At June 30, 1999, holders of redemption rights with respect to $3.7 million of stock may require either the Company to redeem the stock or a major shareholder of the Company to acquire the stock at a price of $3.60 per share. To the extent such redemption rights are exercised, the Company will be required to fund the cash required to meet its obligations under the redemption rights by drawing on bank lines which may be available to its subsidiaries, or to call upon a major shareholder to purchase the stock under such shareholder's obligations and guarantees associated with the acquisition contracts.

Results of Operations - Three and six month periods ended June 30, 1999 compared with the three and six month periods ended June 30, 1998
-------------------------------------------------------------------------------

The following table sets forth items in the Consolidated Statement of Income for the three and six month periods ended June 30, 1999 and 1998 as a percentage of operating revenues.

                                                                 Percentage of Operating Revenue
                                                        Three months ended           Six months ended
                                                             June 30,                    June 30,
                                                             --------                    --------
                                                       1999          1998          1999           1998
                                                    ------------  ------------  ------------  -------------
      Operating revenues                               100.0%       100.0%         100.0%       100.0%
                                                    ------------  ------------  ------------  -------------

      Purchased transportation                          35.8         42.6           37.4         43.5
      Salaries, wages and benefits                      25.4         21.6           24.8         22.3
      Fuel                                               8.5          7.1            8.0          7.3
      Operating supplies and expenses                   10.1         13.1           10.3          9.5
      Lease expense - revenue equipment                  6.0          1.1            6.2          1.8
      Insurance                                          1.3          1.3            1.3          1.8
      Depreciation and amortization expense              3.8          4.7            3.7          4.8
      General and administrative expense                 2.9          2.5            2.8          2.7
                                                    ------------  ------------  ------------  -------------
      Total expenses                                    93.8         94.0           94.5         93.7
                                                    ------------  ------------  ------------  -------------
        Operating income                                 6.2          6.0            5.5          6.3
      Interest expense                                   2.0          2.4            1.8          2.7
                                                    ------------  ------------  ------------  -------------
        Income before income taxes                       4.2          3.6            3.7          3.6

      Income taxes                                       2.1           .3            1.9           .3
                                                    ------------  ------------  ------------  -------------

      Net income                                         2.1%         3.3%           1.8%         3.3%
                                                    ============  ============  ============  =============

Results of Operations - Three months ended June 30, 1999 vs. three months ended June 30, 1998
-------------------------------------------------------------------------------

Operating revenues increased from $35.4 million in 1998 to $75.2 million, or 112.3%, for 1999. The increase is due primarily to the acquisition of eight companies from April 1998 through June 1999.

Purchased transportation increased from $15.1 million in 1998 to $26.9 million, or 78.4%. Purchased transportation as a percentage of operating revenues decreased from 42.6% in 1998 to 35.8% in 1999. Changes in the fleet mix from brokerage and owner-operators to company owned trucks as a result of the acquisitions resulted in the decline in purchase transportation as a percentage of sales.

Salaries, wages and benefits increased from $7.7 million in 1998 to $19.1 million, or 149.6%, in 1999. Salaries, wages and benefits as a percentage of operating revenues increased from 21.6% in 1998 to 25.4% in 1999. The increase as a percentage of operating revenues is attributed to the change in revenue mix discussed in the preceding paragraph as well as continued pressure on driver wages. Should driver wages continue to increase as a result of the industry-wide driver shortage, there can be no assurance that these costs can be passed along through increased freight rates.

Fuel increased from $2.5 million in 1998 to $6.3 million, or 152.3%, in 1998. Fuel as a percentage of operating revenues increased from 7.1% in 1998 to 8.5% in 1999. Fuel costs as a percentage of operating revenues increased as a result of changes in the Company's revenue mix. In the first half quarter of 1999, fuel costs began to increase over the amount paid in the fourth quarter of 1998. Should fuel costs continue to increase, there can be no assurance that these costs can be passed along to our customers.

Operating supplies and expenses increased from $4.6 million in 1998 to $7.6 million, or 63.9%, in 1999. Operating supplies and expenses as a percentage of operating revenues decreased from 13.1% in 1998 to 10.1% in 1999. The decrease as a percentage of operating revenues is attributed to the change in the fleet and revenue mix discussed above.

Lease expense - revenue equipment increased from $.4 million in 1998 to $4.5 million, or 1087.0% in 1999. Expressed as a percent of operating revenues, lease expense - revenue equipment increased from 1.1% in 1998 to 6.0% in 1999. This increase is related to the utilization of the Company's $50 million equipment operating lease facility.

Insurance expense increased from $.5 million in 1998 to $1.0 million, or 115.7%, in 1999. Insurance expense as a percentage of operating revenues was 1.3% for both periods.

Depreciation and amortization expense increased from $1.7 million in 1998 to $2.8 million, or 70.6%, in 1999. Depreciation and amortization expense as a percentage of operating revenues decreased from 4.7% in 1998 to 3.8% in 1999. The decrease as a percentage of operating revenues is due to the increased use of leased equipment.

General and administrative expense increased from $.9 million in 1998 to $2.2 million, or 152.1%, in 1999. General and administrative expense as a percentage of operating revenues increased from 2.5% in 1998 to 2.9% in 1999.

Operating income increased from $2.1 million in 1998 to $4.7 million, or 120.0%, in 1999. Operating income as a percentage of operating revenues increased from 6.0% in 1998 to 6.2% in 1999 as a result of the factors discussed above.

Interest expense increased from $.9 million in 1998 to $1.5 million, or 76.0%, in 1999 as a result of increased borrowings to fund acquisitions offset by more favorable interest rates and the increased use of leased equipment.

Income taxes increased from $.1 million in 1998 to $1.6 million in 1999 as the Company recognized the future value of net operating loss carryforwards in the fourth quarter of 1998. Previously these benefits were recognized when realized which lowered the effective tax rates in prior periods. The difference between the provision for income taxes that would be expected using the Federal statutory rate and the Company's actual rate is attributed to non-deductible goodwill and the limitations imposed on the deductibility of the meal component of per diem payments paid to the Company's drivers.

Income per basic and diluted common share was $.05 in both periods presented.

Results of Operations - Six months ended June 30, 1999 vs. six months ended June 30, 1998
-------------------------------------------------------------------------------

Operating revenues increased from $61.7 million in 1998 to $140.0 million, or 126.7%, for 1999. The increase is due primarily to the acquisition of nine companies from January 1998 through June 1999.

Purchased transportation increased from $26.8 million in 1998 to $52.4 million, or 95.3%. Purchased transportation as a percentage of operating revenues decreased from 43.5% in 1998 to 37.4% in 1999. Changes in the fleet mix from brokerage and owner-operators to company owned trucks as a result of the acquisitions resulted in the decline in purchased transportation as a percentage of sales.

Salaries, wages and benefits increased from $13.8 million in 1998 to $34.8 million, or 152.8%, in 1999. Salaries, wages and benefits as a percentage of operating revenues increased from 22.3% in 1998 to 24.8% in 1999. The increase as a percentage of operating revenues is attributed to the change in revenue mix discussed in the preceding paragraph as well as continued pressure on driver wages. Should driver wages continue to increase as a result of the industry-wide driver shortage, there can be no assurance that these costs can be passed along through increased freight rates.

Fuel increased from $4.5 million in 1998 to $11.1 million, or 146.9%, in 1998. Fuel as a percentage of operating revenues increased from 7.3% in 1998 to 8.0% in 1999. Fuel costs as a percentage of operating revenues increased as a result of fuel costs and the change in revenue mix. Should fuel costs continue to increase, there can be no assurance that these costs can be passed along to our customers.

Operating supplies and expenses increased from $5.9 million in 1998 to $14.5 million, or 146.1%, in 1999. Operating supplies and expenses as a percentage of operating revenues increased from 9.5% in 1998 to 10.3% in 1999. The increase as a percentage of operating revenues is attributed to the change in the fleet and revenue mix discussed above.

Lease expense - revenue equipment increased from $1.1 million in 1998 to $8.6 million, or 681.4% in 1999. Expressed as a percent of operating revenues, lease expense - revenue equipment increased from 1.8% in 1998 to 6.2% in 1999. This increase is related to the utilization of the Company's $50 million equipment operating lease facility.

Insurance expense increased from $1.1 million in 1998 to $1.8 million, or 61.1%, in 1999. Insurance expense as a percentage of operating revenues decreased from 1.8% in 1998 to 1.3% in 1999. The decrease as a percentage of operating revenues is due to the Company's ability to negotiate more favorable insurance rates because of its larger, more diverse insurance base.

Depreciation and amortization expense increased from $3.0 million in 1998 to $5.1 million, or 72.0%, in 1999. Depreciation and amortization expense as a percentage of operating revenues decreased from 4.8% in 1998 to 3.7% in 1999. The decrease as a percentage of operating revenues is due to the increased use of leased equipment.

General and administrative expense increased from $1.7 million in 1998 to $4.0 million, or 135.1%, in 1999. General and administrative expense as a percentage of operating revenues remained relatively flat.

Operating income increased from $3.9 million in 1998 to $7.7 million, or 98.6%, in 1999. Operating income as a percentage of operating revenues decreased from 6.3% in 1998 to 5.5% in 1999 as a result of the factors discussed above.

Interest expense increased from $1.6 million in 1998 to $2.5 million, or 53.5%, in 1999 as a result of increased borrowings to fund acquisitions offset by more favorable interest rates and the increased use of leased equipment.

Income taxes increased from $.2 million in 1998 to $2.6 million in 1999 as the Company recognized the future value of net operating loss carryforwards in the fourth quarter of 1998. Previously these benefits were recognized when realized which lowered the effective tax rates in prior periods. The difference between the provision for income taxes that would be expected using the federal statutory rate and the Company's actual rate is attributed to non-deductible goodwill and the limitations imposed on the deductibility of the meal component of per diem payments made to the Company's drivers.

Income per basic and diluted common share was $.09 in both periods presented.

Results of Operations - Unaudited Pro Forma results three and six months ended June 30, 1999 compared with the three and six months ended June 30, 1998

Since July 1997, the Company has acquired 17 truckload carriers. Transit Group has enabled these companies to reduce certain costs particularly in the areas of insurance, interest and leasing costs, fuel, and redundant overhead. The Company's strategy is to allow the acquired companies to focus on marketing, customer service, and operations while administrative and financial costs are centralized in the Corporate Services Division of Transit Group Transportation, LLC.

The unaudited pro forma financial information reflects the operations of the 17 acquired companies as if they all had been acquired on January 1, 1998. The following adjustments were made to the historical financial statements of acquired companies prior to their acquisition by the Company:

      - Reduced depreciation expense due to changes in depreciation policies and estimated lives;
      - Amortization of goodwill recorded in connection with the acquisitions;
      - Additional interest costs for the cash portion of the acquisition costs;
      - Interest costs of the acquired companies have been adjusted to reflect the Company's financing costs; and
      - Provision  for income taxes at the Company's estimated annual tax rate.

No projected provision for cost reductions (such as insurance, overhead, purchasing, and fuel) have been reflected in the historical financial statements of the subsidiaries from January 1, 1998 through the date of acquisition.

Unaudited Results of Operations - Three months ended June 30, 1999 vs. three months ended June 30, 1998
-------------------------------------------------------------------------------

               Unaudited Pro Forma Combined Results of Operations
                        (In thousands except share data)

                                                                          Three months ended
                                                 ---------------------------------------------------------------------
                                                          June 30, 1999                       June 30, 1998
                                                 --------------------------------    ---------------------------------
                                                        $                 %                 $                  %
                                                 ----------------    ------------    -----------------    ------------
Operating revenues                               $                     100.0%        $                     100.0%
                                                         101,690                              92,867
                                                 ----------------    ------------    -----------------    ------------

Operating expenses                                        86,341        84.9                  80,038        86.2
Depreciation and amortization                              5,071         5.1                   5,494         5.9
General and administrative expenses                        2,880         2.8                   2,398         2.6
                                                 ----------------    ------------    -----------------    ------------

Total operating expenses                                  94,292        92.8                  87,930        94.7
                                                 ----------------    ------------    -----------------    ------------
   Operating income                                        7,398         7.2                   4,937         5.3

Interest expense                                           3,080         3.0                   2,769         3.0
                                                 ----------------    ------------    -----------------    ------------
   Income before income taxes                              4,318         4.2                   2,168         2.3

Income taxes                                               2,144         2.1                   1,075         1.2
                                                 ----------------    ------------    -----------------    ------------

   Net income                                    $         2,174         2.1         $         1,093         1.1
                                                 ================    ============    =================    ============

Income per basic common share                    $           .07                     $           .03
                                                 ================                    =================

Income per diluted common share                  $           .07                     $           .03
                                                 ================                    =================

Weighted average number of basic common
shares outstanding                                    31,246,132                           31,568,681
                                                 ================                    =================

Weighted average number of diluted
common shares outstanding                             32,290,994                           33,109,060
                                                 ================                    =================

Comparable revenues increased by 9.5% in the three months ended June 30, 1999 vs. the same period a year ago. The Company believes that these increases are related to the continued strength in the US economy as well as improvements in load sharing arrangements among the Company's operating divisions.

Operating expenses as a percent of revenue declined from 86.2% for the three months ended June 30, 1998 to 84.9% in the current three month period. The fixed component of operating supplies and expense represented a lower percentage of revenue due to the increase in comparable revenues.

Depreciation expense declined by 7.7% in the three months ended June 30, 1999 compared to the three months ended June 30, 1998. As a percentage of revenue depreciation and amortization declined from 5.9% of revenue in the three months ended June 30, 1998 to 5.1% in the current three month period due to the higher sales levels.

General and administrative expenses increased as the Company continues to build its information technology and corporate services infrastructure. As a percent of revenue, general and administrative expense increased from 2.6% in the three month period ended June 30, 1998 to 2.8% in the three month period ended June 30, 1999.

Because of the items discussed above, the Company's operating ratio improved to 92.8% in the current three month period (from 94.7%) in the prior year. Interest expense remained constant at three percent of revenue and the pre-tax margin improved to 4.2% in the current three month period compared to 2.3% in the same period a year ago.

The Company's tax rate exceeds the Federal statutory rate of 34% primarily because of non-deductible goodwill and limits on the deductibility of meal reimbursements paid to drivers. As a result, income taxes as a percent of revenues increased to 2.1% in the current three month period compared to 1.2% in the same period a year ago.

Unaudited Results of Operations - Six months ended June 30, 1999 vs. six months ended June 30, 1998
-------------------------------------------------------------------------------
               Unaudited Pro Forma Combined Results of Operations
                        (In thousands except share data)

                                                                           Six months ended
                                                 ---------------------------------------------------------------------
                                                          June 30, 1999                       June 30, 1998
                                                 --------------------------------    ---------------------------------
                                                        $                 %                 $                  %
                                                 ----------------    ------------    -----------------    ------------
Operating revenues                               $       196,674       100.0%        $       186,277      100.0%
                                                 ----------------    ------------    -----------------    ------------

Operating expenses                                       167,500        85.1                 159,733        85.8
Depreciation and amortization                              9,839         5.0                   9,897         5.3
General and administrative expenses                        5,638         2.9                   5,265         2.8
                                                 ----------------    ------------    -----------------    ------------

Total operating expenses                                 182,977        93.0                 174,895        93.9
                                                 ----------------    ------------    -----------------    ------------
   Operating income                                       13,697         7.0                  11,382         6.1

Interest expense                                           5,432         2.8                   5,533         3.0
                                                 ----------------    ------------    -----------------    ------------
   Income before income taxes                              8,265         4.2                   5,849         3.1

Income taxes                                               4,163         2.1                   3,027         1.6
                                                 ----------------    ------------    -----------------    ------------

   Net income                                    $         4,102         2.1         $          2,822        1.5
                                                 ================    ============    =================    ============

Income per basic common share                    $           .13                     $            .09
                                                 ================                    =================

Income per diluted common share                  $           .13                     $            .09
                                                 ================                    =================

Weighted average number of basic common
shares outstanding                                    31,242,118                           31,578,812
                                                 ================                    =================

Weighted average number of diluted
common shares outstanding                             32,152,324                           32,968,300
                                                 ================                    =================

Pro forma revenues increased $10.4 million (5.6%) in the six months ended June 30, 1999 compared to the same period in the prior year due to improved load sharing arrangements among the operating divisions.

Operating expense and depreciation and amortization expense declined slightly in the current six month period as a percentage of revenues as a result of the increase in comparable revenues.

General and administrative expenses increased $373,000 (7.1%) due to higher initial costs associated with centralizing the data processing and transaction processing functions into a corporate services group. As a percentage of revenues general and administrative expenses increased to 2.9% in the current six month period compared with 2.8% in the same period a year ago.

Because of the above factors, the Company's operating ratio improved to 93.0 % in the six months ended June 30, 1999 compared with 93.9% in the six month period ended June 30, 1998.

The improved operating ratio combined with relatively flat interest expense caused the pre-tax margin to increase from 3.1% for the six months ended June 30, 1998 to 4.2% in the six months ended June 30, 1999.

The Company's tax rate exceeds the federal statutory rate of 34% primarily because of non-deductible goodwill and limits on the deductibility of meal reimbursements paid to drivers. As a result, income taxes as a percent of revenues increased to 2.1% in the current six month period compared to 1.6% in the same period a year ago.

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

The Company has identified its billing, dispatch, settlement, and fleet monitoring system as its mission critical internal systems that could be affected by the Year 2000. The Company began testing the Year 2000 compliant version of this software in the third quarter of 1999.

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

                      TRANSIT GROUP, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable
                      TRANSIT GROUP, INC. AND SUBSIDIARIES
                           Part II - Other Information

Item 4 - Submission Matters to a Vote of Security Holders

         The following proposals were submitted to the Company's shareholders at its annual shareholders meeting on May 13, 1999:

1. The proposal to elect T. Wayne Davis, Philip A. Belyew, Derek E. Dewan, Carroll L. Fulmer, Robert R. Hermann, Jr., and Ford G. Pearson as Directors to serve until the 2000 annual shareholders' meeting. For T. Wayne Davis, Philip A. Belyew, Derek E. Dewan, Robert R. Hermann, and Ford G. Pearson this proposal was approved with 21,148,666 shares or 81% voting for the proposal, and 8,391 shares or .03% withholding. For Carroll L. Fulmer this proposal was approved with 20,603,273 shares or 79% voting for the proposal, and 553,784 shares or 2.14% withholding.

2. The proposal to approve the Restated and Amended Articles of Incorporation. This proposal was approved with 20,992,162 shares or 81% voting for the proposal, and 164,644 shares or .64% voting against the proposal and 251 shares or 0% abstaining from the proposal.

3. The proposal to ratify the selection of PriceWaterhouseCoopers LLP as our independent public accountants for the year ending December 31, 1999. This proposal was approved with 21,155,706 shares or 81% voting for the proposal, 100 shares or 0% voting against the proposal, and 1,251shares or 0% abstaining from the proposal.

4. The proposal to ratify certain past actions of the Board of Directors and the Officers of the Company. This proposal was approved with 20,957,329 shares or 80% voting for the proposal, and 164,862 shares or .64% voting against the proposal and 34,866 shares or .13% abstaining from the proposal.

Item 6 - Exhibits and Reports on Form 8-K

   (a)   Exhibits

         11.1     Statement regarding computation of earnings per share.

         27.1     Financial Data Schedule.

  (b) The Company filed a Current Report on Form 8-K on June 10, 1999 to report the sale of 5,000,000 shares of the Company's Series A convertible preferred stock to GE Capital Equity Investments, Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Transit Group, Inc.
Date: August 16, 1999                     By:  /s/Wayne N. Nellums
                                               --------------------
                                               Wayne N. Nellums
                                               Senior Vice President,
                                               Chief Financial Officer
                                                and Secretary