Form 10-Q
period 1999-09-30
TRANSIT GROUP INC
filed 1999-11-16
CIK 853532

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

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


                               (770) 444-0240
              Registrant's telephone number, including area code)


Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

There were 31,925,638 shares of the Company's common stock outstanding as of November 8, 1999.

                               TRANSIT GROUP, INC.

                                    FORM 10-Q

                                      INDEX

PART I.    FINANCIAL INFORMATION                                    Page Number

       Item 1
       Financial Statements

       Consolidated Balance Sheets
         as of September 30, 1999 (unaudited) and December 31, 1998           2

       Consolidated Statements of Income (unaudited) for the three
         and nine month periods ended September 30, 1999 and 1998             3

       Consolidated Statement of Changes in Total Non Redeemable
         Preferred Stock, Common Stock and Other Shareholders'
         Equity (unaudited)                                                   4

       Consolidated Statements of Cash Flows (unaudited) for the nine
         months ended September 30, 1999 and 1998                             5

       Notes to Consolidated Financial Statements (unaudited)                 6

       Item 2
       Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  10

       Item 3
       Quantitative and Qualitative Disclosures About
        Market Risk                                                          17


PART II.  OTHER INFORMATION

                  Item 6
                  Exhibits and Reports on Form 8-K                           17


                            TRANSIT GROUP, INC.
                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)

                                   ASSETS
                                                                                September 30,        December 31,
                                                                                  1999                     1998
                                                                             ----------------        -----------------
                                                                             ----------------        -----------------
                                                                               (Unaudited)
Current assets:
  Cash                                                                               $ 3,250                  $ 2,020
  Accounts receivable (net of allowance of $1,242 and $706)                           62,590                   28,437
  Other current assets                                                                12,522                    6,714
                                                                             ----------------        -----------------
                                                                             ----------------        -----------------
      Total current assets                                                            78,362                   37,171
                                                                             ----------------        -----------------
                                                                             ----------------        -----------------

Noncurrent assets:
  Property, equipment, and capitalized leases                                        110,239                   42,818
  Goodwill                                                                            94,333                   50,062
  Other assets                                                                           739                      476
                                                                             ----------------        -----------------
                                                                             ----------------        -----------------
      Total noncurrent assets                                                        205,311                   93,356
                                                                             ----------------        -----------------
                                                                             ----------------        -----------------

      Total assets                                                                 $ 283,673                $ 130,527
                                                                             ================        =================
                                                                             ================        =================

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and capital leases                     $       38,659             $     12,273
  Accounts payable                                                                    13,954                    6,170
  Bank overdrafts                                                                      1,649                    1,319
  Accrued expenses and other current liabilities                                      16,557                   10,029
  Net current liabilities of discontinued operations                                      29                      273
                                                                             ----------------        -----------------
                                                                             ----------------        -----------------
      Total current liabilities                                                       70,848                   30,064
                                                                             ----------------        -----------------
                                                                             ----------------        -----------------

Noncurrent liabilities:
  Long-term debt and capital lease obligations                                        83,357                   38,963
  Note payable to affiliate of Chairman                                                2,600                    3,500
  Other liabilities                                                                    1,025                    4,291
  Deferred income taxes                                                               14,735                      439
                                                                             ----------------        -----------------
                                                                             ----------------        -----------------
     Total noncurrent liabilities                                                    101,717                   47,193
                                                                             ----------------        -----------------
                                                                             ----------------        -----------------

     Total liabilities                                                               172,565                   77,257
                                                                             ----------------        -----------------
                                                                             ----------------        -----------------

Redeemable common stock                                                                3,675                    5,115
                                                                             ----------------        -----------------
                                                                             ----------------        -----------------

Redeemable preferred stock                                                            24,795                    -----
                                                                             ----------------        -----------------
                                                                             ----------------        -----------------

 Non redeemable preferred stock, common stock and other shareholders' equity:
  Preferred stock, no par value, 20,000,000 and 5,000,000 shares authorized            -----                    -----
  Common Stock, $.01 par value, 100,000,000 shares
   authorized, 31,825,638 and 23,610,190 shares issued and outstanding                   308                      222
  Note receivable secured by stock                                                      (770)                    (729)
  Additional paid-in capital                                                          99,510                   68,411
  Accumulated deficit                                                                (16,410)                 (19,749)
                                                                             ----------------        -----------------
                                                                             ----------------        -----------------
      Total non redeemable preferred stock, common stock
       and other shareholders' equity                                                 82,638                   48,155
                                                                             ----------------        -----------------
                                                                             ----------------        -----------------

      Total liabilities and shareholders' equity                                   $ 283,673                $ 130,527
                                                                             ================        =================
                                                                             ================        =================

        See accompanying notes to consolidated financial statements.

              TRANSIT GROUP, INC.
             CONSOLIDATED STATEMENTS OF INCOME
       (In thousands, except share data)
                  (Unaudited)



                                                ------------------------------    ---------------------------------
                                                ------------------------------    ---------------------------------
                                                    1999             1998             1999              1998
                                                -------------    -------------    --------------  -----------------
                                                -------------    -------------    --------------  -----------------

Operating revenues                                  $ 93,372         $ 56,285         $ 233,383          $ 118,032
                                                -------------    -------------    --------------  -----------------
                                                -------------    -------------    --------------  -----------------

Operating expenses:
Purchased transportation                              31,568           23,123            84,001             49,965
Salaries, wages and benefits                          24,762           12,805            59,518             26,555
Fuel                                                   8,696            4,305            19,889              8,838
Operating supplies and expenses                        9,867            5,683            24,328             11,558
Lease expense - revenue equipment                      5,634            3,146            14,245              4,249
Insurance                                              1,450            1,046             3,235              2,154
Depreciation and amortization expense                  4,048            2,063             9,193              5,055
General and administrative expense                     2,295            1,279             6,263              2,967
                                                -------------    -------------    --------------  -----------------
                                                -------------    -------------    --------------  -----------------
     Total operating expenses                         88,320           53,450           220,672            111,341
                                                -------------    -------------    --------------  -----------------
                                                -------------    -------------    --------------  -----------------

     Operating income                                  5,052            2,835            12,711              6,691

Interest expense                                       1,647            1,571             4,167              3,212
                                                -------------    -------------    --------------  -----------------
                                                -------------    -------------    --------------  -----------------


     Income before income taxes                        3,405            1,264             8,544              3,479
Income taxes                                           1,741               43             4,347                252
                                                -------------    -------------    --------------  -----------------
                                                -------------    -------------    --------------  -----------------

     Net income                                        1,664            1,221             4,197              3,227

Preferred stock dividends                               (562)           -----              (858)             -----
                                                -------------    -------------    --------------  -----------------
                                                -------------    -------------    --------------  -----------------

     Income available to common shareholders         $ 1,102          $ 1,221           $ 3,339            $ 3,227
                                                =============    =============    ==============  =================
                                                =============    =============    ==============  =================

Income per common share -- basic                      $ 0.04           $ 0.05            $ 0.12             $ 0.15
                                                =============    =============    ==============  =================
                                                =============    =============    ==============  =================

Income per common share -- diluted                    $ 0.04           $ 0.05            $ 0.12             $ 0.14
                                                =============    =============    ==============  =================
                                                =============    =============    ==============  =================

Weighted average number of common shares
  outstanding - basic                             29,835,744       23,363,430        26,787,949         21,980,326
                                                =============    =============    ==============  =================
                                                =============    =============    ==============  =================

Weighted average number of common shares
  outstanding - diluted                           30,872,274       24,545,902        27,740,263         23,300,019
                                                =============    =============    ==============  =================
                                                =============    =============    ==============  =================


        See accompanying notes to consolidated financial statements.

                                     TRANSIT GROUP, INC.
                            CONSOLIDATED STATEMENT OF CHANGES IN TOTAL
                           NON REDEEMABLE PREFERRED STOCK, COMMON STOCK
                              AND OTHER SHAREHOLDERS' EQUITY
                                      (In thousands)
                                        (Unaudited)


                                                                                                           Total
                                       Common       Additional      Note receivable     Accumulated     shareholders'
                                       stock      paid-in capital  secured by stock       deficit          equity

Balance at December 31, 1998             $ 222        $ 68,411             $ (729)       $ (19,749)       $ 48,155

Stock issued for acquisitions               85          30,825              -----            -----          30,910

Stock purchased and retired                 (4)         (1,544)             -----            -----          (1,548)

Stock returned to settle
 contingencies and retired                  (1)           (118)             -----            -----            (119)

Accrued interest                         -----           -----                (41)           -----             (41)

Stock issued to affiliate of
 Chairman                                    1             230              -----            -----             231

Stock no longer subject to
 redemption                                  4           1,436              -----            -----           1,440

Preferred dividends                      -----           -----              -----             (858)           (858)

Stock options exercised                      1             218              -----            -----             219

Stock isued in connection
 with stock purchase plan.               -----              52              -----            -----              52

Net income                               -----           -----              -----            4,197           4,197
                                ------------------------------- ------------------ ---------------- ---------------
                                ------------------------------- ------------------ ---------------- ---------------

Balance September 30, 1999               $ 308        $ 99,510             $ (770)       $ (16,410)       $ 82,638
                                =============================== ================== ================ ===============
                                =============================== ================== ================ ===============

                   See accompanying notes to consolidated financial statements.

                                              TRANSIT GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)
                                                  (Unaudited)
                                                                                  Nine Months Ended September 30,
                                                                         -----------------------------------------
                                                                                1999                  1998
                                                                         -------------------    ------------------
Cash flows from operating activities:
  Income from continuing operations                                                 $ 4,197               $ 3,227
                                                                         -------------------    ------------------
    Adjustments  to reconcile  income to cash (used in)  provided by  continuing operations:
      Depreciation and amortization                                                   9,193                 5,361
      Gain on sale of equipment                                                        (246)                 (264)
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                    (11,868)                  214
      Decrease in other assets                                                         (922)                 (109)
      Decrease in accounts payable and accrued expenses                              (4,321)               (2,639)
      Other                                                                            (678)                  587
                                                                         -------------------    ------------------
                                                                         -------------------    ------------------
          Total adjustments                                                          (8,842)                3,150
                                                                         -------------------    ------------------

          Net cash (used in) provided by continuing operations                       (4,645)                6,377
          Net cash used in discontinued operations                                      (13)                 (201)
                                                                         -------------------    ------------------
              Net cash (used in) provided by operating activities                    (4,658)                6,176
                                                                         -------------------    ------------------

Cash flows from investing activities:
  Business combinations, net of cash acquired                                       (13,657)               (4,470)
  Proceeds from disposal of equipment                                                21,722                 3,725
  Purchase of equipment                                                              (3,506)               (4,827)
                                                                         -------------------    ------------------
               Net cash provided by (used in) investing activities                    4,559                (5,572)
                                                                         -------------------    ------------------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock                                          24,795                 -----
  Repayment of capital lease obligations and long-term debt                         (38,862)              (15,084)
  Increase in long-term debt and capital lease obligations                           15,138                14,964
  Increase in bank overdraft                                                          2,445                 -----
  Stock redeemed and retired                                                         (1,548)                  (75)
  Dividends                                                                            (858)                -----
  Stock options exercised                                                               219                 -----
                                                                         -------------------    ------------------
               Net cash provided by (used in) financing activities                    1,329                  (195)
                                                                         -------------------    ------------------

Increase in cash                                                                      1,230                   409
Cash, beginning of period                                                             2,020                   790
                                                                         -------------------    ------------------
Cash, end of period                                                                 $ 3,250               $ 1,199
                                                                         ===================    ==================

Supplemental cash flow data
   Cash paid for interest                                                           $ 4,512               $ 3,643
                                                                         ===================    ==================

Business combinations
  Fair value of assets acquired                                                   $ 158,719              $ 56,638
  Fair value of liabilities assumed                                                (114,216)              (36,097)
  Common stock issued                                                               (30,792)              (15,021)
                                                                         -------------------    ------------------
               Net cash payments                                                   $ 13,711               $ 5,520
                                                                         ===================    ==================

                          See  accompanying  notes  to  consolidated   financial
statements.

                               TRANSIT GROUP, INC.
                   Notes to Consolidated Financial Statements


The information presented herein as of September 30, 1999, and for the three and nine month periods ended September 30, 1999 and 1998 is unaudited. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

1.  Basis of Presentation
The consolidated balance sheet of Transit Group, Inc. ("Transit Group" or the "Company") as of September 30, 1999, its consolidated statements of income for the three and nine month periods ended September 30, 1999 and 1998, and its consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998 include the consolidated balance sheets of the Company and its eighteen acquired subsidiaries, and the results of operations and cash flows for the periods since acquisition. The Company has made the following acquisitions:

                                    Company                        Date Acquired

                 Carolina Pacific Distributors, Inc.                  07/11/97
                 Service Express, Inc.                                08/16/97
                 Transit Leasing, Inc.                                08/16/97
                 Carroll Fulmer Group, Inc.                           08/30/97
                 Rainbow Trucking, Inc.                               12/30/97
                 Transportation Resources and Management, Inc.        01/31/98
                 Certified Transport, Inc.                            05/05/98
                 KJ Transportation, Inc.                              06/17/98
                 Network Transportation, Inc.                         07/13/98
                 Diversified Trucking, Inc.                           08/05/98
                 Northstar Transportation, Inc.                       08/11/98
                 Priority Transportation, Inc.                        01/19/99
                 Massengill Trucking Service, Inc.                    03/03/99
                 KAT, Inc.                                            03/22/99
                 R&M Enterprises, Inc.                                07/19/99
                 MDR Cartage, Inc.                                    07/30/99
                 Bestway Trucking, Inc.                               07/30/99
                 Fox/Midwest, Inc.                                    09/27/99

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

3.  Business Combinations

From July 1997 through December 1998 the Company acquired 11 truckload carriers. In January 1999, the Company acquired Priority Transportation, Inc. an Olive Branch, Mississippi-based truckload carrier. Total consideration for all of the outstanding shares of Priority was funded by the issuance of approximately 890,000 shares of Transit Group common stock, the payment of $1,000,000 cash, and a $495,000 payment on a promissory note.

The Company acquired Massengill Trucking Service, Inc. in March 1999. Massengill was a privately held truckload carrier based in Hickory Flat, Mississippi. The acquisition was funded by the issuance of approximately 1,070,000 shares of Transit Group common stock, a cash payment of $1.3 million at closing, and an $850,000 8% note payable over a five year period.

Also in March 1999, the Company acquired Chesterton, Indiana-based KAT, Inc. for consideration comprised of approximately 812,000 shares of Transit Group common stock and $725,000 in cash.

On July 19, 1999 the Company completed the acquisition of Gretna-Nebraska based R&M Enterprises for consideration of 1.2 million shares of common stock and the payment of $1.4 million in cash.

On July 30, 1999 the Company completed the acquisition of Bestway Trucking, Inc. a Jeffersonville, Indiana-based dry van carrier and MDR Cartage, Inc. headquartered in Jonesboro, Arkansas. In connection with the acquisition of Bestway, the Company issued 1.5 million of its common stock and paid $6.8 million in cash. MDR was purchased for $1.8 million in cash and the issuance of
2.5 million of the Company's common stock.

The Company acquired Green Bay, Wisconsin based Fox/Midwest in September 1999. The acquisition was funded by the issuance of 510,204 shares of common stock and a cash payment of $1.9 million.

In November 1999, the Company acquired three divisions of Rocor, Inc.: Land Transportation, IMC and RFS. At acquisition, these companies were merged into a newly formed wholly-owned subsidiary of Transit Group, Inc. named Land Transportation, LLC ("Land"). Based out of Atlanta, Georgia, Land operates a fleet of approximately 450 owner operators in addition to an intermodal division
(IMC) and a brokerage division (RFS). This non-asset based entity was acquired for $12 million in cash, a $6 million non-interest bearing note and 100,000 shares of Transit Group common stock.

The business combinations described above will be accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired companies have been included in the Company's consolidated financial statements since their respective dates of acquisition. Assets acquired and liabilities assumed were recorded at fair market value.

The unaudited pro forma financial information reflects the operations of the 5 companies acquired in 1997, the 6 companies acquired in 1998 and the 8 companies acquired in 1999 as if they all had been acquired on January 1, 1998. The following adjustments were made to the historical financial statements of acquired companies prior to their acquisition by the Company:

      Reduced depreciation expense due to changes in depreciation policies and estimated lives; Amortization of goodwill recorded in connection with the acquisitions; Recognition of lease expense incurred in connection with certain sale-leaseback transactions; Additional interest costs for the cash portion of the acquisition costs; Interest costs of the acquired companies have been adjusted to reflect the Company's financing costs; and Provision for income taxes at the Company's estimated annual tax rate.

No projected provision for cost reductions (such as insurance, overhead, purchasing, and fuel) have been reflected in the historical financial statements of the subsidiaries from January 1, 1998 through the date of acquisition.




               Unaudited Pro Forma Combined Results of Operations
                        (In thousands except share data)

                                                  Three months ended Sept. 30         Nine months ended Sept. 30

                                                  1999               1998               1999               1998
                                                  ----               ----               ----               ----

     Revenues                                 $     125,317      $     117,640     $     366,689     $        348,595

                                              ==============     ==============    ===============    ================

     Net income                               $         955      $         786     $         4,994    $         3,150

                                              ==============     ==============    ===============    ================

     Income per basic common share            $         .03       $        .02      $         .16     $          $.10

                                              ==============     ==============    ===============    ================

     Income per diluted common share          $         .03      $         .02     $          .15      $          .09

                                              ==============     ==============    ===============    ================

     Weighted average number of basic
     common shares outstanding                    31,919,988         32,200,618         31,875,125         32,192,926
                                              ==============     ==============    ===============    ================


     Weighted average number of diluted
     common shares outstanding                    32,956,518         33,383,090         32,827,439         33,512,619
                                              ==============     ==============    ===============    ================

Income Taxes

At December 31, 1998, the Company had $27.4 million of federal net operating loss carryforwards potentially available to offset taxable income which expire during the years 2007 to 2012. The Company recognized $7.5 million in benefits for these net operating losses in the December 31, 1998 financial statements because management believed it is more likely than not that the benefits will be realized. The Company will be limited in the amount of net operating losses which can be offset against taxable income in any given year because of significant changes in ownership. Certain pre-acquisition losses of acquired companies will be unusable because of the change of ownership provisions and a valuation allowance remains for those losses. To the extent these losses are utilized, any benefit will be used to reduce goodwill as the losses were incurred by acquired subsidiaries. At September 30, 1999 the net operating loss carryforwards are approximately $24.9 million.

The Company determines its provisions for income taxes using its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The difference between the provision for income taxes and the amount that would be expected using the Federal statutory income tax rate of 34% is related to nondeductible goodwill amortization expense, the meal component of per diem expenses paid to drivers and certain other non-deductible expenses.

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

On May 14, 1999 the Company consummated an equity financing transaction with General Electric Capital Corporation ("GECC"). GECC invested $25 million in exchange for 5 million shares of 9% cumulative, redeemable preferred stock, which are convertible to common shares at any time. The proceeds were used primarily to finance future acquisitions although initially the Company paid down certain borrowings under its revolving credit facility and other borrowings.



On the third anniversary of the issue date, GECC has the right to require the Company to redeem up to one third of the outstanding preferred shares at a price equal to $5.00 per share plus all accrued and unpaid dividends. On the fourth anniversary, GE may require the Company to redeem up to two thirds (on a cumulative basis) of the outstanding preferred shares plus all accrued and unpaid dividends. GECC can require the Company to redeem all remaining outstanding preferred shares plus accrued and unpaid dividends on the fifth anniversary of the issue date. After the fifth anniversary of the issue date of the preferred shares, GECC shall have no further rights to cause the Company to redeem any shares, which may then be outstanding.

6.  Credit Facility

In October 1999 the Company entered into a new $150 million credit facility which replaced its $33 million revolving credit facility. The credit facility is comprised of a $110 million working capital revolver, which is secured by receivables and equipment, and a $40 million acquisition component. The revolver is interest only with a 5-year term. The acquisition component is interest only for one year at which time it converts to a 4-year term facility with quarterly principle payments. Both the working capital revolver and the acquisition component bear interest at LIBOR plus 2% through December 31 at which time the spread over LIBOR will be determined by the Company's financial ratios. The new facility contains covenants which require, among other things, net worth, leverage and fixed charge coverage ratios within specified levels and contain other covenants customary in lending transactions of this type.

7.  Common Stock

On May 13, 1999 the Company's shareholders voted to increase the number of authorized common shares from 30 million to 100 million.

8.  Stock Options

The Company has granted options and warrants to acquire its common stock at various times under various plans, contracts, and employment agreements that approximated or exceeded fair market at the date of issue. Options and warrants which vest over various periods may be exercised over periods ranging up to ten years and generally expire in five to ten years.

A summary of outstanding options and warrants is as follows:

Outstanding January 1, 1999                                            3,413,058

Granted during period                                                    883,700
Exercised/redeemed                                                     (695,517)
Forfeited or expired                                                   (129,966)
                                                              ==================
Outstanding September 30, 1999                                         3,471,275
                                                              ==================











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

Liquidity and Capital Resources

In 1999 the Company increased the capacity of its revolving line of credit with AmSouth Bank from $30 million to $33 million. Additionally, the Company converted $5 million of debt, which was due in 1999, to a term facility which amortizes over seven years and had a final maturity in January 2002. Substantially all amounts available under the $33 million credit facility were drawn down at September 30, 1999.

In October of 1999 the Company entered into a new $150 million credit facility which replaced the $33 million facility. The new credit facility includes a $40 million acquisition component and $110 million which is secured by accounts receivable and equipment.

In November 1998, the Company entered into a $50 million equipment operating lease facility with a commercial lender. The facility is available to restructure the financing of certain existing equipment and the remainder to support future equipment leases. At September 30, 1999 approximately $4 million was available under this facility.

The Company's acquisition strategy and requirements for replacing its revenue equipment require significant capital resources. For the nine months ended September 30, 1999, cash flow from operating activities was negative $4.7 million and capital expenditures were $3.5 million for new trucks and trailers. The deficit in cash flow from operations is related primarily to the increase in accounts receivable. The Company's higher sales level contributed to this increase. In addition there was some deterioration in the collection efforts of the newly acquired companies. In October the Company modified its collection procedures at these locations. There can be no assurance that the Company can continue to finance its fleet through operations, leases or commercial lenders.

On May 14, 1999 the Company consummated an equity financing transaction with General Electric Capital Corporation ("GECC"). GECC invested $25 million in exchange for 5 million shares of 9% cumulative preferred stock, which are convertible to common shares at any time. The proceeds were used primarily to finance future acquisitions although initially the Company paid down certain borrowings under its revolving credit facility, and other borrowings.

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

At September 30, 1999, holders of redemption rights with respect to $3.7 million of stock may require either the Company to redeem the stock or the Chairman of the Company to acquire the stock at a price of $3.60 per share. To the extent such redemption rights are exercised, the Company will be required to fund the cash required to meet its obligations under the redemption rights by drawing on bank lines which may be available to its subsidiaries, or to call upon the Chairman to purchase the stock under his obligations and guarantees associated with the acquisition contracts.

Results of Operations - Three and nine month periods ended September 30, 1999 compared with the three and nine month periods ended September 30, 1998

The following table sets forth items in the Consolidated Statement of Income for the three and nine month periods ended September 30, 1999 and 1998 as a percentage of operating revenues.


                                                          Three months ended           Nine months ended
                                                             September 30,               September 30,
                                                       1999          1998          1999           1998
                                                    ------------  ------------  ------------  -------------
      Operating revenues                               100.0%       100.0%         100.0%       100.0%
                                                    ------------  ------------  ------------  -------------

      Purchased transportation                          33.8         41.1           36.0         42.3
      Salaries, wages and benefits                      26.5         22.7           25.5         22.5
      Fuel                                               9.3          7.6            8.5          7.5
      Operating supplies and expenses                   10.6         10.1           10.4          9.8
      Lease expense - revenue equipment                  6.0          5.6            6.1          3.6
      Insurance                                          1.6          1.9            1.4          1.8
      Depreciation and amortization expense              4.3          3.7            3.9          4.3
      General and administrative expense                 2.5          2.3            2.7          2.5
                                                    ------------  ------------  ------------  -------------
      Total expenses                                    94.6         95.0           94.5         94.3
                                                    ------------  ------------  ------------  -------------
        Operating income                                 5.4          5.0            5.5          5.7
      Interest expense                                   1.8          2.8            1.8          2.8
                                                    ------------  ------------  ------------  -------------
        Income before income taxes                       3.6          2.2            3.7          2.9

      Income taxes                                       1.9          -              1.9           .2
                                                    ------------  ------------  ------------  -------------

      Net income                                         1.7%         2.2%           1.8%         2.7%
                                                    ============  ============  ============  =============

Results of Operations - Three months ended September 30, 1999 vs. three months ended September 30, 1998
-------------------------------------------------------------------------------

Operating revenues increased from $56.3 million in 1998 to $93.3 million, or 66%, for 1999. The increase is due primarily to the acquisition of ten companies since June 1998 through September 1999. Comparable revenues for the 8 companies acquired prior to July 1998 (excluding Rainbow Trucking whose operations were absorbed by Bestway) increased by 10.2% for the three month period ended September 30, 1999 compared to this same period in the prior year.

Purchased transportation as a percentage of operating revenues decreased from 41.1% in 1998 to 33.8% in 1999 due to changes in the fleet mix from brokerage and owner-operators to Company owned trucks as a result of the acquisitions since June 1998.

Salaries, wages and benefits as a percentage of operating revenues increased from 22.7% in 1998 to 26.5% in 1999. The increase as a percentage of operating revenues is attributed to the change in revenue mix discussed in the preceding paragraph as well as continued pressure on driver wages. Should driver wages continue to increase as a result of the industry-wide driver shortage, there can be no assurance that these costs can be passed along through increased freight rates.

Fuel as a percentage of operating revenues increased from 7.6% in 1998 to 9.3% in 1999. Fuel costs as a percentage of operating revenues increased as a result of changes in the Company's revenue mix. In addition, during the first quarter of 1999, fuel costs began to increase over the amount paid in the fourth quarter of 1998. Should fuel costs continue to increase, there can be no assurance that these costs can be passed along to our customers.

Operating supplies and expenses as a percentage of operating revenues increased from 10.1% in 1998 to 10.6% in 1999 due to changes in the revenue mix discussed above.

Lease expense - revenue equipment, expressed as a percent of operating revenues, increased from 5.6% in 1998 to 6.0% in 1999. This increase is related to the utilization of the Company's $50 million equipment operating lease facility.

Insurance expense as a percentage of operating revenues declined from 1.9% in 1998 to 1.6% in 1999.

Depreciation and amortization expense as a percentage of operating revenues increased from 3.7% in 1998 to 4.3% in 1999.

General and administrative expense as a percentage of operating revenues increased from 2.3% in 1998 to 2.5% in 1999.

Operating income as a percentage of operating revenues increased from 5.0% in 1998 to 5.4% in 1999 as a result of the factors discussed above.

Interest expense declined from 2.8% of revenues in 1998 to 1.8% in 1999 as a result the increased use of leased equipment.

Income taxes increased from $.04 million in 1998 to $1.7 million in 1999 as the Company recognized the future value of net operating loss carryforwards in the fourth quarter of 1998. Previously these benefits were recognized when realized which lowered the effective tax rates in prior periods. The difference between the provision for income taxes that would be expected using the Federal statutory rate and the Company's actual rate is attributed to non-deductible goodwill and the limitations imposed on the deductibility of the meal component of per diem payments paid to the Company's drivers.

Results of Operations -Nine months ended September 30, 1999 vs. nine months ended September 30, 1998

Operating revenues increased from $118.0 million in 1998 to $233.4 million, or 97.8%, for 1999. The increase is due primarily to the acquisition of 13 companies from January 1998 through September 1999.

Purchased transportation as a percentage of operating revenues decreased from 42.3% in 1998 to 36.0% in 1999. Changes in the fleet mix from brokerage and owner-operators to company owned trucks as a result of the acquisitions resulted in the decline in purchased transportation as a percentage of sales.

Salaries, wages and benefits as a percentage of operating revenues increased from 22.5% in 1998 to 25.5% in 1999. The increase as a percentage of operating revenues is attributed to the change in revenue mix discussed in the preceding paragraph as well as continued pressure on driver wages. Should driver wages continue to increase as a result of the industry-wide driver shortage, there can be no assurance that these costs can be passed along through increased freight rates.

Fuel as a percentage of operating revenues increased from 7.5% in 1998 to 8.5% in 1999. Fuel costs as a percentage of operating revenues increased as a result of fuel costs and the change in revenue mix. Should fuel costs continue to increase, there can be no assurance that these costs can be passed along to our customers.

Operating supplies and expenses as a percentage of operating revenues increased from 9.8% in 1998 to 10.4% in 1999.

Expressed as a percent of operating revenues, Lease expense - revenue equipment increased from 3.6% in 1998 to 6.1% in 1999. This increase is related to the utilization of the Company's $50 million equipment operating lease facility.

Insurance expense as a percentage of operating revenues decreased from 1.8% in 1998 to 1.4% in 1999. The decrease as a percentage of operating revenues is due to the Company's ability to negotiate more favorable insurance rates because of its larger, more diverse insurance base.

Depreciation and amortization expense as a percentage of operating revenues decreased from 4.3% in 1998 to 3.9% in 1999. The decrease as a percentage of operating revenues is due to the increased use of leased equipment.

General and administrative expense as a percentage of operating revenues increased nominally over the same period in the prior year.

Operating income increased from $6.7 million in 1998 to $12.7 million, or 88.7%, in 1999. Operating income as a percentage of operating revenues decreased from 5.7% in 1998 to 5.5% in 1999 as a result of the factors discussed above.

Interest expense increased from $3.3 million in 1998 to $4.2 million, or 27.9%, in 1999 as a result of increased borrowings to fund acquisitions offset by more favorable interest rates and the increased use of leased equipment.

Income taxes increased from $.3 million in 1998 to $4.3 million in 1999 as the Company recognized the future value of net operating loss carryforwards in the fourth quarter of 1998. Previously these benefits were recognized when realized which lowered the effective tax rates in prior periods. The difference between the provision for income taxes that would be expected using the federal statutory rate and the Company's actual rate is attributed to non-deductible goodwill and the limitations imposed on the deductibility of the meal component of per diem payments made to the Company's drivers.

Results of Operations - Unaudited Pro Forma results three and nine months ended September 30, 1999 compared with the three and nine months ended September 30, 1998

Since July 1997, the Company has acquired 19 truckload carriers. Transit Group has enabled these companies to reduce certain costs particularly in the areas of insurance, interest and leasing costs, fuel, and redundant overhead. The Company's strategy is to allow the acquired companies to focus on marketing, customer service, and operations while administrative and financial costs are centralized in the Corporate Services Division of Transit Group Transportation, LLC.


The unaudited pro forma financial information reflects the operations of the 19 acquired companies as if they all had been acquired on January 1, 1998. The following adjustments were made to the historical financial statements of acquired companies prior to their acquisition by the Company:

               Reduced depreciation expense due to changes in depreciation policies and estimated lives; Amortization of goodwill recorded in connection with the acquisitions; Recognition of lease expense incurred in connection with certain sale-lease back transactions; Additional interest costs for the cash portion of the acquisition costs; Interest costs of the acquired companies have been adjusted to reflect the Company's financing costs; and
               Provision for income taxes at the Company's estimated annual rates.

No projected provision for cost reductions (such as insurance, overhead, purchasing, and fuel) have been reflected in the historical financial statements of the subsidiaries from January 1, 1998 through the date of acquisition.

Unaudited Results of Operations - Three months ended September 30, 1999 vs. three months ended September 30, 1998

               Unaudited Pro Forma Combined Results of Operations
                        (In thousands except share data)

                                                                           Three months ended
                                                 ---------------------------------------------------------------------
                                                       September 30, 1999                   September 30, 1998
                                                 --------------------------------    ---------------------------------
                                                        $                 %                 $                  %
                                                 ----------------    ------------    -----------------    ------------

Operating revenues                               $       125,317         100%          $     117,640         100%

                                                 ----------------    ------------    -----------------    ------------

Operating expenses                                       111,230        88.7                 101,620        86.4
Depreciation and amortization                              5,749         4.6                   6,819         5.8
General and administrative expenses                        2,966         2.4                   2,979         2.5
                                                 ----------------    ------------    -----------------    ------------

Total operating expenses                                 119,945        95.7                 111,418        94.7
                                                 ----------------    ------------    -----------------    ------------
   Operating income                                        5,372         4.3                   6,222         5.3

Interest expense                                           2,691         2.1                   3,841         3.3
                                                 ----------------    ------------    -----------------    ------------
   Income before income taxes                              2,681         2.2                   2,381         2.0

Income taxes                                               1,726         1.4                   1,595         1.3
                                                 ----------------    ------------    -----------------    ------------

   Net income                                    $           955          .8         $            786         .7

                                                 ================    ============    =================    ============

Income per basic common share
                                                 $           .03                      $           .02

                                                 ================                    =================

Income per diluted common share                  $           .03                      $           .02

                                                 ================                    =================

Weighted average number of basic common shares
outstanding                                           31,919,988                          32,200,618
                                                 ================                    =================

Weighted average number of diluted common
shares outstanding                                    32,956,518                          33,383,090
                                                 ================                    =================

Excluding Fox Midwest (which was acquired on September 27, 1999) comparable revenues increased by 8.2% in the three month period ended September 30 1999 compared to the same period in the prior year. The strength of the U.S. economy and improvements in load sharing arrangements among the acquired companies contributed to this improvement.

The Company has financed substantially all of its 1999 equipment acquisitions with operating leases. As a consequence operating expenses have increased, as a percent of operating revenues, over the prior year. Expressed as a percent of operating revenues, depreciation and amortization expense has declined in the three months ended September 30, 1999 compared to the same period in 1998 due to the utilization of operating leases. General and administrative expenses remained relatively flat (as a percent of operating revenues) in both periods presented.

The increase in interest expense is related to financing costs incurred in connection with the cash component of the third quarter 1999 acquisitions.

The impact of pro forma, non-deductible goodwill, non-deductible per diem costs and preacquisition losses incurred by the acquired companies caused an increase in the Company's effective income tax rate. As these companies were merged into Transit Group, certain operational benefits (insurance, fuel, equipment costs) were realized and the acquired companies subsequently reported profits. It is anticipated that the actual effective income tax rate of the Company in the future will approximate 50%.

Unaudited Results of Operations -Nine months ended September 30, 1999 vs. nine months ended September 30, 1998

               Unaudited Pro Forma Combined Results of Operations
                        (In thousands except share data)

                                                                           Nine months ended
                                                 ---------------------------------------------------------------------
                                                       September 30, 1999                   September 30, 1998
                                                 --------------------------------    ---------------------------------
                                                        $                 %                 $                  %
                                                 ----------------    ------------    -----------------    ------------

Operating revenues                               $        366,689        100%          $    348,595          100%

                                                 ----------------    ------------    -----------------    ------------

Operating expenses                                       320,698        87.5                 301,033        86.4
Depreciation and amortization                             17,233         4.7                  19,519         5.6
General and administrative expenses                        8,940         2.4                   8,970         2.6
                                                 ----------------    ------------    -----------------    ------------

Total operating expenses                                 346,871        94.6                 329,522        94.6
                                                 ----------------    ------------    -----------------    ------------
   Operating income                                       19,818         5.4                  19,073         5.4

Interest expense                                           8,509         2.3                  10,588         3.0
                                                 ----------------    ------------    -----------------    ------------
   Income before income taxes                             11,309         3.1                   8,485         2.4

Income taxes                                               6,315         1.7                   5,335         1.5
                                                 ----------------    ------------    -----------------    ------------

   Net income                                    $         4,994         1.4           $       3,150          .9

                                                 ================    ============    =================    ============

Income per basic common share                    $          .16                        $           .10


                                                 ================                    =================

Income per diluted common share                  $          .15                        $            .09


                                                 ================                    =================

Weighted average number of basic    common
shares outstanding                                    31,875,125                          32,192,926
                                                 ================                    =================

Weighted average number of diluted
common shares outstanding                             32,827,439                          33,512,619
                                                 ================                    =================

Excluding Fox /Midwest (which was acquired on September 27, 1999) comparable revenues increased by 7.4% in the nine month period ended September 30 1999 compared to the same period in the prior year. The strength of the U.S. economy and improvements in load sharing arrangements among the acquired companies contributed to this improvement.

The Company has financed substantially all of its 1999 equipment acquisitions with operating leases. As a consequence operating expenses have increased, as a percent of operating revenues over the prior year. Expressed as a percent of operating revenues, depreciation and amortization expensed has declined in the three months ended September 30, 1999 compared to the same period in 1998.

General and administrative expenses remained relatively flat ( as a percent of operating revenues) in both periods presented.




The impact of the proforma, non-deductible goodwill, non-deductible per diem costs caused an increase in the Company's effective income tax rate. As these companies were merged into Transit Group, certain operational benefits (insurance, fuel, equipment costs) were realized and the acquired companies subsequently reported profits. It is anticipated that the actual effective income tax rate of the Company in the future will approximate 50%.

Year 2000

Of the Company's 19 divisions, one is not Y2K compliant and is in the process of being converted. The anticipated completion date is December 1, 1999. The Company is aware of the seriousness associated with the issues related to the Year 2000 and its potential impact. In response to this unprecedented event, management believes that it has identified, outlined and set forth actions that will upgrade all information technology and non-information technology systems that are not Year 2000 compliant with year 2000 compliant systems by December 1999. Currently, management estimates that the Company is 95% complete in its efforts to be Year 2000 compliant.

Due to the contractual relationships with current software and hardware vendors, the majority of the costs associated with Year 2000 compliance have been covered under the annual maintenance fees that the Company normally pays. Since the majority of expenses are spread throughout the year, management has not specifically itemized expenses related to the Year 2000. Management estimates that the Company has spent approximately $285,000 to date on Year 2000 compliance and estimates spending an additional $15,000 towards Year 2000 compliance during the remainder of 1999.

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

The Company has developed a contingency plan that includes external vendor readiness as well as the possibility of an internal system failure. All of the Company's significant vendors have represented that they are Y2K compliant. If internal systems were to fail, the Company will have a manual system in place to provide the necessary business activities to its customers until the Company can correct any such failure.

Although the possibility of failure exists, management believes that its Year 2000 efforts will be completed, and its systems tested in a production environment in accordance with its plan by December 1999.

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

         27.1     Financial Data Schedule.

   (b)The Company filed a Current Report on Form 8-K on July 30, 1999 to report acquisition of R&M Enterprises, Inc.

     (c)The Company filed a Current Report on Form 8-K on August 13, 1999 to report the acquisition of MDR Cartage, Inc and Bestway Trucking, Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Transit Group, Inc.

Date: November 15, 1999                     By:   /s/Wayne N. Nellums
                                                 --------------------
                                                    Wayne N. Nellums
                                                  Senior Vice President,
                                                 Chief Financial Officer
                                                       and Secretary