Form 10-K
period 1999-12-31
TRANSIT GROUP INC
filed 2000-03-31
CIK 853532

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                             -----------------
                                       or
     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                        Commission file number: 000-18601

                               TRANSIT GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                             State of Florida
     (State or other jurisdiction of incorporation or organization)

                                 59-2576629
                     (I.R.S. Employer Identification No.)

     2859 Paces Ferry Road, Suite 1740, Atlanta, GA                 30339
        (Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number including area code: (770) 444-0240

     Securities registered pursuant to Section 12(b) of the Act:
     Title of Each Class              Name of  Exchange  on which  registered
    Common  Stock                               NASDAQ  SmallCap  Market
    Warrants(two warrants entitle the holder    NASDAQ  SmallCap
    to purchase at a price of $7.50 per share, one share of common stock)

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.[ ]

The aggregate market value of the voting common stock held by the non-affiliates of the registrant was $83,537,346 based on the closing sale price reported on March 24, 2000.

There were 31,823,751 shares of the Company's common stock outstanding as of March 24, 2000.

Documents Incorporated by Reference: Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

Item 1. BUSINESS

Introduction

Transit Group, Inc. is a holding company concentrating on the acquisition, consolidation, and operation of short and long haul trucking, logistics and intermodal companies. To date we have acquired 19 trucking companies throughout the U.S. and Canada.

Forward-Looking Statement

This Annual Report on Form 10-K contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including or related to our future results (including certain projections and business trends).

These and other statements, which are not historical facts, are based largely on current expectations and assumptions of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Assumptions related to forward-looking statements include that we will continue to be competitive, our acquisition strategy will remain successful, we will retain key personnel and competitive conditions within our markets will not change materially or adversely.

Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Annual Report, the words "estimate," "project," "intend," and "expect" and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in the forward-looking information will be realized. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans which may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as our representation that any strategy, objectives or other plans will be achieved. The forward-looking statements contained in this Annual Report speak only as of the date of this Annual Report, and we do not have any obligation to publicly update or revise any of these forward-looking statements. Any forward looking statements should be read in conjunction with the risk factors contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 13 herein.

Industry Overview

The trucking industry can be divided into four general categories: Package Delivery, Less-than-Truckload, Household Goods, and Truckload ("TL"). We operate in the TL segment of the trucking industry, which is highly fragmented with over 35,000 companies.

The following trends are evolving in the TL segment:

o Shippers are limiting the number of carriers to larger more efficient trucking companies who can provide a consistent level of service at a competitive price.
o Companies are outsourcing their shipping needs to trucking companies who can offer a full range of logistic services.
o The advent of just-in-time inventory systems has demanded significant levels of technology to provide reliable, time-definite service.

Many smaller trucking companies face increasing obstacles in competing in this environment. We believe that many of these companies would benefit from an affiliation with a larger organization such as Transit Group. We believe that our size, range of services offered and continued growth will enable us to take advantage of these trends in the TL segment of the trucking industry. Based on industry statistics, management believes that we are the ninth largest truckload carrier in North America.

History and Development

The Company was incorporated on August 28, 1985 as General Parcel Service, Inc., a Florida corporation engaged in the parcel delivery business. Operations began in Jacksonville, Florida and expanded into Georgia, North Carolina and South Carolina. Due to unprofitable results parcel delivery operations ceased in March 1997.

In January 1997, the Company reorganized into a holding company structure and we began the acquisition of mid-size short and long haul trucking companies. We have acquired 19 companies during the period from July 1997 through December 1999. These companies operate both directly and through agents to provide truckload, logistics and intermodal services to our customers.

Acquisitions

We have built a national trucking company by acquiring TL, logistic and intermodal carriers, which meet certain criteria. Initially, our primary source of acquisition candidates was brokers. Currently, the primary source of acquisition candidates is through referrals.

We seek to identify for acquisition trucking companies with the following attributes:

o        Profitable
o        Revenues in excess of $5 million
o        Strong market position
o        Sound management with key personnel committed to our strategy
o        Commitment to a high level of quality and service

Our expansion plans are dependent upon the availability of, among other things, suitable acquisition candidates, adequate financing, qualified personnel, and our future operations and financial condition. When identified, a potential candidate is evaluated on its ability to open new lanes and geographic areas or its capacity to exploit existing markets, customers, and lanes.

If it is determined that the candidate will be a "fit," certain financial screens are utilized to further evaluate potential acquisitions. We have sought to acquire companies principally on a multiple of pre-tax income and EBITDA (earnings before interest, taxes, depreciation, and amortization). If the target passes these screens, we will perform our operational, financial, legal, and environmental due diligence procedures. Depending upon the complexity of the organization and time devoted to negotiating the purchase price, it can take from three to six months to consummate an acquisition.

During 1999, we talked with approximately 150 trucking companies who expressed interest in being acquired by us. Of these 150 companies, approximately 50 were visited by our personnel, and an outside accounting firm performed certain procedures at nine of the companies, eight of which were ultimately acquired during 1999.

We have acquired the following 19 companies since July 1997:

                                                                       Date
                 Company                                             Acquired

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
     Certified Transport, Inc. (5)                                   05/05/98
     KJ Transportation, Inc.                                         06/17/98
     Network Transportation, Inc.                                    07/13/98
     Diversified Trucking, Inc.                                      08/05/98
     Northstar Transportation, Inc.                                  08/11/98
     Priority Transportation, Inc.                                   01/19/99
     Massengill Trucking Service, Inc.                               03/03/99
     KAT, Inc.                                                       03/22/99
     R&M  Enterprises, Inc.                                          07/19/99
     MDR Cartage, Inc.                                               07/30/99
     Bestway Trucking Services, Inc.                                 07/30/99
     Fox Midwest, Inc.                                               09/27/99
     Land Transportation, LLC                                        11/04/99


(1) In connection with the acquisition of Service Express, we granted the selling shareholders the right, through August 15, 1998, (extended to February 1999) to require us to redeem $1.8 million of the shares that they received. Through December 31, 1998, these shareholders sold certain shares in a private transaction for a price of $0.4 million. The shareholders sold a portion of these shares to a third party and we acquired the remaining shares for an aggregate price of $1.4 million in January 1999.
(2) In connection with the acquisition of Carroll Fulmer, we granted the selling shareholders the right to require that either we redeem or a major shareholder acquire up to $6.0 million of stock at a price of $3.60 per share. These redemption rights expire August 29, 2003. Through December 31, 1999, we have redeemed $75,000 in stock from a selling shareholder and the shareholders have sold shares in a private transaction for approximately $2.25 million, thereby reducing our remaining obligation to approximately $3.675 million.
(3) We have made loans to certain selling shareholders in the aggregate amount of $675,000, which became due on June 30, 1999. If the average closing price per share of our common stock for the period June 23, 1999 through June 29, 1999 was less than $6.625 per share, the notes would be non-recourse to such extent and the debtor would not be personally liable for such deficiency, but we would be entitled to a return of a proportionate amount of our stock. For the period June 23, 1999 through June 29, 1999 the average price of our common stock was $6.35 per share. In July 1999, these shareholders redeemed 101,887 shares in full satisfaction of this obligation.
(4) A $0.2 million recourse loan, due April 30, 1999, was made to a selling shareholder. In April 1999, we advanced an additional $200,000 to the shareholder and extended the note to May 31, 2000.
(5) A $0.4 million recourse loan, due November 4, 1999 was made to a selling shareholder. In November, this note was extended to May 4, 2000

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Operations

Our business operations are divided between the corporate office, currently located in Atlanta, Georgia and its operating divisions and locations. The corporate office is responsible for the overall direction of our operations, information systems, finance, banking, human resources, and financial reporting.

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

Transit Leasing,  formerly known as Capitol  Warehouse  ("Capitol  Warehouse") -
Located in Louisville, Kentucky, Transit Leasing had both trucking and warehousing operations. During fiscal 1998 the trucking operations were merged into those of Rainbow Trucking (see below) and the warehouse component was phased out and terminated in March 1999.

Carroll Fulmer Group ("Carroll Fulmer") - Carroll Fulmer is a general commodities hauler headquartered in Groveland, Florida. Carroll Fulmer operates primarily through 19 agent offices. Approximately 42% of its revenues are generated through brokerage operations and the balance through owner/operators and company owned equipment. Carroll Fulmer transports, among other items, beverages, household goods and foodstuffs.

Rainbow Trucking Services, Inc. ("Rainbow") - Rainbow was founded in 1982 and was headquartered in Louisville, Kentucky. During 1998, the trucking operations of Transit Leasing was merged into Rainbow. Rainbow transported a wide range of general commodities, including plastics, paper and glass throughout the United States. In 1999 the operations of Rainbow were merged into Bestway Trucking, Inc. (see below).

Transportation Resources and Management ("TRM") - Founded in 1979, TRM is headquartered in Fort Wayne, Indiana. TRM operates primarily in the Midwest (Northern Indiana, Ohio, Illinois and Michigan) and transports a variety of general commodities, including copper wire and carpet padding.

Certified  Transport  ("Certified") - Headquartered  in  Indianapolis,  Indiana,
Certified began operations in 1991. Certified's lanes are primarily in the Midwest and Canada. Certified maintains a logistics division in addition to its trucking operation, which services the automotive, wrapping and air cargo industries.

KJ Transportation ("KJ") - KJ is located in Farmington, New York. KJ operates several divisions including, a brokerage division, which generates approximately 28% of their revenue, and a trucking division, which can be divided between a dry van and a refrigerated division. A truck leasing operation and a maintenance division, which services the equipment of certain Transit Group companies and third parties, are conducted through J&L Truck Leasing, Inc. of Farmington, New York. The trucking division operates throughout the U.S. with primary lanes from the Northeast to the Southeast and from the Northeast to the West Coast. KJ transports a variety of commodities with particular emphasis in the food and beverage industries.

Network Transportation ("Network") - Network was our first acquisition outside the U. S. Network operates a fleet of dry van and refrigerated units and services the food industry in the Toronto - Montreal corridor with additional service to the Northern U.S.

Diversified Trucking ("Diversified") - Diversified operates out of LaGrange, Georgia and is a carrier for the apparel, paper and consumer goods industries.

Northstar Transportation ("Northstar") - Northstar is headquartered in Dothan, Alabama. Northstar services the food, paper, and industrial products industries. Northstar is the third company acquired by us in Alabama.

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

KAT, Inc. ("KAT") - Headquartered in Chesterton, Indiana, KAT was acquired in March 1999. Approximately 65% of its revenue is derived from its refrigerated operations. KAT's primary operational area is east/west from Denver, Colorado to upstate New York. KAT is a carrier for the food industry.

R&M Enterprises ("R&M") - R&M and its brokerage affiliate, Williams Brothers, are headquartered in Gretna, Nebraska. Acquired in July 1999, R&M is primarily a refrigerated carrier that operates in an east - west pattern from the mid-west to the west coast of the U.S.

 MDR Cartage, Inc. ("MDR") - MDR was also acquired in July 1999 and operates out of their headquarters in Jonesboro, Arkansas. A dry van carrier MDR has satellite locations in Ohio, Tennessee, Alabama and North Carolina.

Bestway Trucking, Inc ("Bestway") - Bestway is located in Jeffersonville, Indiana (near the Indiana - Kentucky border) with additional operations in Nashville and Gibson, Tennessee. In connection with this acquisition, the operations of Rainbow and Capitol were merged into those of Bestway.

Transit Logistics, LLC ("Transit Logistics") - Headquartered in Fort Wayne, Indiana Transit Logistics was organized in August 1999 to manage a portion of the freight operations of Superior Essex Wire.

Fox Midwest Transport, Inc. ("Fox") - Acquired in September 1999, Fox and its dedicated fleet operation, Shippers Distribution Services, Inc., is headquartered in Green Bay, Wisconsin. Fox is a major carrier for the paper and paper products industries.

Land Transportation, LLC ("Land") - Land was our first non-asset based acquisition. Land is comprised of three operations: an owner operator division (approximately 70% of revenue) a brokerage division (approximately 15% of revenue) and an intermodal division (approximately 15% of revenue.)

We have engaged in ongoing discussions with other truckload carriers. The resolution of these discussions is dependent upon, among other things, the ability to secure financing, the price of our common stock, market conditions, and the status of the economy.


Structure

We plan to expand our growth strategy from the acquisition of trucking companies exclusively, to the partnering with agents. Further, we believe that we can enhance profitability by allowing the operating divisions to focus on increasing sales volumes, maintaining and enhancing customer service and hiring and retaining drivers and by continuing to develop an organization that takes advantage of operating synergies and improved purchasing power. Progress towards these objectives include:

o At December 31, 1999 we had merged 16 of our 19 corporate entities into our wholly owned subsidiary - Transit Group Transportation, LLC ("TGT"). Bestway and Land will be merged into TGT by the end of 2000. These mergers should reduce the filing requirements of our companies in the area of income taxes, franchise fees, fuel taxes, plating and registration fees, and other licensing requirements.

o We announced the relocation of our corporate office to Groveland, Florida. The relocation of the corporate office should enhance the functionality of our existing Corporate Services division. With this relocation, all consolidated back office functions including accounting, financial reporting, fuel taxes, risk management, payroll, credit and collections, disbursements, safety and purchasing will be managed from one location. It is anticipated that this will reduce the cost of performing these functions on a decentralized basis.

o We are committed to converting to one operating system. We anticipate that all of our 19 divisions will be operating on the same platform by September 2000. This common operating system should facilitate load matching, enhance equipment utilization, and increase revenue per mile.

o Due to our size we are realizing increased fuel discounts for both company equipment and owner operators. As a result, we have experienced an improvement in the hiring and retention of owner operators.

o During 1999, we entered into an agreement to purchase 600 Freightliner tractors with Cummins engines over the next two years. Through December 1999, we have acquired 280 of these units. We believe that the purchase price of this equipment is lower than any of the individual companies could have negotiated on their own. Additionally, this commitment will allow the Company to further standardize our fleet thereby reducing maintenance and training costs and enhancing equipment utilization.

o We are committed to installing satellite communications and monitoring equipment throughout our fleet. During 1998, we agreed to acquire 3,000 units from Qualcomm, a leading communications software vendor in the transportation industry over a three-year period. Many national shipping customers require communication between dispatch and drivers. To date substantially all of our trucks are utilizing communication software.



Sales, Marketing, and Logistics


We market our services through our own sales force and a developed network of brokers and agents operating throughout the U.S., Canada, and Mexico.

Substantially all of the companies we acquired are core carriers for one or more shippers. They were limited from expanding that relationship due to various financial and operational constraints. Due to the capacity of the affiliated companies and the enhanced financial resources of the consolidated group, we have been able to expand certain core carrier relationships and have initiated discussions for the expansion of others.

In August 1999, we entered into an agreement with Superior Essex Wire (located in Fort Wayne, Indiana) to handle certain of their distribution requirements. We anticipate this agreement will increase that operations' annual revenues by approximately $20 million in 2000.

Internet Solutions

We recognize the needs and opportunities created by the increased use of the internet. In the first quarter of 2000, we introduced our affiliated entities to The Transit Load Sharing internet site. All of our unmatched loads for those divisions on the Innovative operating system are automatically posted to this site. Divisions not yet converted to the Innovative operating system post unmatched loads manually. Affiliates have constant, real-time access to this data. We anticipate that this site will enhance equipment utilization, reduce deadhead miles and increase our rate per mile.

Customers, after passing certain security and password barriers, will also be able to locate their shipment and determine its arrival time, thereby improving customer service.

We intend to continue to enhance the services offered to our customers and our divisions through the internet. To assure that we develop competitive internet solutions, we are discussing alliances with certain software developers who would manage the development on our behalf.

Fleet Summary

We have a policy to trade-in power units on a 3-4 year cycle (400,000 - 500,000 miles) and trailers approximately every 5-7 years. A summary of our fleet is as follows (number of units):

                                                                        December 31,
                                                       -----------------------------------------------
                                                               1999                       1998
                                                       ---------------------       -------------------

           Company Tractors                                    2,305                       1,401
           Owner/Operators                                     1,346                         566
                                                       ---------------------       -------------------

                Total Power Units                              3,651                       1,967
                                                       =====================       ===================

           Trailers                                            7,164                       3,921
                                                       =====================       ===================

The average age of our tractors and trailers is 2.0 and 4.5 years, respectively.

Debt Conversion

In May 1997, we agreed to a debt-for-equity conversion that reduced our long-term debt. T. Wayne Davis, Chairman of the Board, and his affiliates assumed approximately $4.7 million of our debt in exchange for 2.7 million shares of our common stock. In May 1997, we also received a capital infusion of approximately $1.2 million from Messrs. Davis and Belyew in exchange for the issuance of an aggregate of 687,000 shares of our restricted common stock.

Discontinued Operations

In December 1997, we sold the parcel delivery business to a corporation controlled by affiliates of our Chairman. In this transaction, the buyer assumed liabilities of approximately $4.0 million in excess of assets. To compensate for the estimated excess liabilities assumed by the buyer, we issued 876,569 shares of restricted common stock to the buyer. In 1999, we issued an additional 50,130 shares of common stock in final satisfaction of all liabilities assumed by the buyer.

Competition

The trucking industry is highly competitive and subject to pressures from major business cycles. We believe that competition in the trucking industry is based primarily on service and efficiency.

The shipping requirements of "just-in-time" inventory systems demand geographically diverse trucking companies with well-developed tracking and dispatching information systems. We anticipate that the trucking industry will continue to consolidate and remain extremely competitive for both customers and qualified personnel and that TGI's current size and anticipated growth will allow us to participate in the consolidating trucking industry. However, there is significant disparity in our revenues and financial resources and those of the largest trucking companies. There is no assurance that we can continue to maintain our growth.

We compete with many trucking companies located in the market areas we serve. We believe that there is not a dominant competitor in the trucking industry that competes directly with us.

Potential Liability

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. The industry is also subject to substantial workers' compensation expense. A material increase in the frequency or severity of accidents, workers' compensation claims, or an unfavorable development of existing claims can be expected to adversely affect our operating income. We believe that we have insurance coverage sufficient to cover most expected losses.

Regulation

Prior to 1995, the trucking industry was regulated by the Interstate Commerce Commission ("ICC"). Effective January 1, 1995, the ICC was eliminated and substantially all of its key functions were transferred to the Department of Transportation ("DOT"). The DOT governs such activities as drug and alcohol testing, hours of service, rates, insurance, reporting, and accounting systems.

We are also subject to the regulations promulgated by the Environmental Protection Agency and similar state regulatory agencies regarding environmental laws and regulations. These agencies address matters concerning the management of hazardous wastes, the discharge of pollutants into the air, surface, and underground waters, and the disposal of certain substances. Violation of certain applicable laws and regulations could result in clean-up costs, property damage, and other fines or penalties. We believe that our operations are in material compliance with current laws and regulations.

Employees

We employ approximately 3,100 employees, of which approximately 2,200 are drivers, 200 work in various garage facilities, and 700 work in administrative and operational capacities at the divisional locations and in the corporate office. None of our employees are covered by collective bargaining agreements, and we believe that our relationship with our employees is satisfactory.

Fuel

Fuel represents a significant cost of operating our fleet. In the fourth quarter of 1999 fuel was approximately 37% higher than the same period a year ago. In the first quarter of 2000 fuel prices continued to increase. We have been unable to pass along all of these increases to our customers. If prices continue at these levels or increase further, our operations may be negatively impacted.

Item 2. PROPERTIES

We have our primary operations at the following locations:

                                     Lease/
               Location                                  Own
----------------------------------------          -------------------

High Point, North Carolina                              Lease
Tuscaloosa, Alabama                                     Lease
Groveland, Florida                                       Own
Fort Wayne, Indiana                                     Lease
Indianapolis, Indiana(1)                                Lease
Farmington, New York                                    Lease
Mississauga, Canada                                     Lease
La Grange, Georgia                                      Lease
Dothan, Alabama                                         Lease
Olive Branch, Mississippi(1)                            Lease
Hickory Flat, Mississippi                                Own
Chesterton, Indiana                                     Lease
Gretna, Nebraska                                        Lease
Jonesboro, Arkansas                                     Lease
Jeffersonville, Indiana                                 Lease
Green Bay, Wisconsin                                    Lease
Forest Park, Georgia                                    Lease

(1) Includes warehouse facilities.

Our headquarters, are currently located in Atlanta, Georgia and include approximately 2,700 square feet of office space. We intend to relocate our headquarters to Groveland, Florida in the second quarter of 2000.



Item 3. LEGAL PROCEEDINGS

The Company and its property are not a party to or a subject of any material pending legal proceedings other than routine litigation that is incidental to its business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common stock is traded on the NASDAQ SmallCap Market under the trading symbol "TRGP." Our warrants are traded on the NASDAQ SmallCap Market, under the trading symbol "TRGPW." As of March 24, 2000, there were 367 shareholders of record of the common stock and 12 warrant holders of record, not including individuals and entities holding shares in street name. The closing sale price for our common stock on March 24, 2000, was $2.625, and the closing price of our warrants was $1.063.

The quarterly high and low closing bid prices of our common stock are shown below:

                       Market Price of Common Stock - TRGP

                                          2000(1)                             1999                            1998
                                   -----------------------            ----------------------          ----------------------
                  Quarter             High        Low                    High        Low                    High  Low
                   First             $3.125      $1.875                   $5.250  $3.938                  $6.500  $5.000
                   Second             ----        ----                     6.750    4.313                  8.000    5.87
                   Third              ----        ----                     6.688    3.938                  7.875    3.250
                   Fourth             ----        ----                     4.594    3.000                  6.000    3.125

(1)       Includes through March 24, 2000.

The quarterly high and low closing bid prices of our warrants are shown below:

                        Market Price of Warrants - TRGPW

                                         2000(1)                               1999                            1998
                                   -----------------------            ----------------------          ----------------------
Quarter           Quarter            High        Low                   High        Low                 High        Low
                  -------            ----        ---                   ----        ---                 ----        ---
                   First           $1.063      $1.000                  $1.625   $1.438                 $2.500   $1.625
                   Second           ----        ----                    1.500    1.438                  1.750    1.500
                   Third            ----        ----                    1.500    1.469                  1.688    1.563
                   Fourth           ----        ----                    1.469    1.063                  1.563    1.563

(1)      Includes through March 24, 2000.


We have not declared any common stock dividends and we do not expect to pay such dividends in the foreseeable future. Future dividend policy will be determined by our Board of Directors based on the conditions then existing, including our financial condition, capital requirements, cash flow, profitably, business outlook, general economic conditions, and other factors. Our Board of Directors currently anticipates retaining earnings to provide funds for the operation and expansion of our business.

Item 6. Selected Financial Data
          (Dollars in thousands, except per share data)

The selected consolidated financial data presented below for each of the years in the five-year period ended December 31, 1999 is derived from the Company's Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999 and the independent auditors' report thereon, are included in Item 8 of this Form 10-K. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.


                                                                              Years Ended December 31,
                                                   ------------------------------------------------------------------------
                                                   -----------    ------------   ------------    -----------    -----------
                                                      1999           1998           1997            1996           1995
                                                   -----------    ------------   ------------    -----------    -----------


CONSOLIDATED STATEMENTS OF
     OPERATIONS DATA:

Total revenue and other income                   $    355,526   $     177,553  $      34,011   $          0   $          0
                                                   ===========    ============   ============    ===========    ===========

Operating income (loss)                          $     12,964   $       8,892  $       1,378   $       (359)  $       (265)
Interest expense                                        6,853           4,310          1,045              0              0
                                                   -----------    ------------   ------------    -----------    -----------

Income (loss) from continuing operations
     before income taxes                                6,111           4,582            333           (359)          (265)
Income taxes (benefit)                                  1,731          (7,114)            71              0              0
                                                   -----------    ------------   ------------    -----------    -----------

Income (loss) from continuing operations                4,380          11,696            262           (359)          (265)
Loss from discontinued operations                           0               0         (6,114)        (4,790)        (2,740)
Loss on disposal of discontinued operations                 0               0         (5,792)             0              0
                                                   -----------    ------------   ------------    -----------    -----------

Net income (loss) form continuing operations            4,380          11,696        (11,644)        (5,149)        (3,005)
Preferred stock dividend requirement                   (1,420)              0           (385)          (429)          (175)
                                                   -----------    ------------   ------------    -----------    -----------

Income (loss) to common shareholders             $      2,960   $      11,696  $     (12,029)  $     (5,578)  $     (3,180)
                                                   ===========    ============   ============    ===========    ===========

Basic earnings per share:
Income (loss) from continuing operations         $       0.11   $        0.52  $       (0.01)  $      (0.21)  $      (0.12)
Loss from discontinued operations                        0.00            0.00          (0.55)         (1.27)          0.00
Loss on disposal of discontinued operations              0.00            0.00          (0.52)          0.00           0.00
                                                   -----------    ------------   ------------    -----------    -----------

Net income (loss to) common shareholders         $       0.11   $        0.52  $       (1.08)  $      (1.48)  $      (0.12)
                                                   ===========    ============   ============    ===========    ===========

Diluted earnings per share:
Income (loss) from continuing operations         $       0.10   $        0.49  $       (0.01)  $      (0.21)  $      (0.12)
Loss from discontinued operations                        0.00            0.00          (0.55)         (1.27)         (0.73)
Loss on disposal of discontinued operations              0.00            0.00          (0.52)          0.00           0.00
                                                   -----------    ------------   ------------    -----------    -----------

Net income (loss to) common shareholders         $       0.10   $        0.49  $       (1.08)  $      (1.48)  $      (0.85)
                                                   ===========    ============   ============    ===========    ===========


CONSOLIDATED BALANCE SHEET DATA:

Working capital (deficit)                        $     43,255   $       7,108  $      (5,344)  $     (3,770)  $       (239)
                                                   ===========    ============   ============    ===========    ===========

Total assets                                     $    326,414   $     130,527  $      75,055   $      5,820   $      3,007
                                                   ===========    ============   ============    ===========    ===========

Long-term debt, capital lease obligations
     and redeemable preferred stock              $    164,325   $      42,463  $      27,652   $          0   $          0
                                                   ===========    ============   ============    ===========    ===========

Redeemable common stock                          $      3,675   $       5,115  $       7,452   $          0   $          0
                                                   ===========    ============   ============    ===========    ===========

Stockholders' equity (deficit)                   $     78,097   $      48,156  $      18,717   $      2,013   $       (234)
                                                   ===========    ============   ============    ===========    ===========


The Company discontinued its general parcel and courier business effective June 30, 1997. Accordingly, we had no revenues from continuing operations until July 11, 1997 with the purchase of Carolina Pacific and such revenues continued to increase with the acquisitions of four additional companies in 1997, six companies in 1998, and eight companies in 1999.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Consolidated Financial Statements, including the footnotes, and understand that this discussion is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere herein. Historical results of operations and the percentage relationships among any amounts included in the Consolidated Statements of Operations, and any trends which may appear to be inferable therefrom, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

These and other statements, which are not historical facts, are based largely on current expectations and assumptions of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Assumptions and risks related to forward-looking statements include that we had a history of operating losses and we are pursuing a growth strategy that relies in part on the completion of acquisitions of companies in the trucking, logistics and intermodal industries; we will continue to price and market our services competitively; conditions within our markets will not change materially or adversely; the demand for our services will remain strong; and we will retain key managers, drivers and other personnel.

Assumptions relating to forward-looking statements involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many which are beyond our control. When used in this Annual Report, the words "estimates", "projects", and "expect" and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in the forward-looking information will be realized

Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy, which may in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as our representation that any strategy, objectives or other plans will be achieved. The forward-looking statements contained in this Annual Report speak only as of the date of this Annual Report, and we do not have any obligation to publicly update or revise any of these forward-looking statements.

Restructuring Charge. In connection with companies acquired in 1998 and 1997 we determined certain administrative positions were redundant and accrued $4.2 million for severance related to the elimination of those positions. The liability recorded was charged to the goodwill of the companies acquired. During 1999, $1 million was paid in cash and an adjustment of $.2 million was recorded to reduce the liability with a corresponding reduction in goodwill. The remaining balance will be paid through 2003 in accordance with certain employment contracts.

Early in 1999 the Company began formulating a plan to consolidate most "back office operations" at its service center in Groveland, Florida. The plan was finalized during the fourth quarter of 1999. The first phase of the plan involves consolidating the back office functions of the companies acquired during 1999 with a resulting increase to the purchace price of $.5 million was recorded as part of the acquisition costs of the companies acquired and charged to goodwill . The employee groups covered were notified during December 1999. As a result of this plan, a charge of $.5 million which was recorded as part of the acquisition cost of the companies acquired and charged to goodwill. The charge is intended to cover severance for approximately 100 employees affected and the relocation of three employees to the Groveland service center. The amount of severance each employee is entitled to is based on the years of employment of each employee affected. The plan is expected to be completed by September 2000 at which time the severance will be paid. Beginning in 2001, the Company expects the elimination of these positions will result in annual pretax savings of $1.0-2.0 million.

During the first quarter of 2000, we finalized a plan to consolidate the back office operations of all remaining divisions. In connection with the plan, the Company will record a charge to income of between $0.9 million and $1.0 million during the quarter ending March 31, 2000 to cover severance from the termination of 55 employees. Each employee affected will be entitled to an amount based on the number of years of employment with the Company and his position within the Company. We expect the project to be completed by December 2000 at which time the severance will be paid. We expect the elimination of these positions will result in annual pretax savings of $1.0-2.0 million.

Tax Benefit. On June 25, 1999, new consolidated return regulations were issued that changed the rules for using our operating loss carryovers by eliminating the requirement to apply the separate return limitation loss years limitation to situations in which a change of ownership, as defined in Section 382 of the Internal Revenue Code, occurred within six months of an acquired company becoming a member of a consolidated group.

Prior to this change in the consolidated return regulations, we had limited the income tax benefit recognized in the financial statements for certain net operating losses of acquired companies by establishing a valuation allowance for deferred tax assets.

The Emerging Issues Task Force addressed the accounting for decreases in deferred tax asset valuation allowances established in a purchase business combination as a result of a change in tax regulations and reached a consensus that the change in the valuation amount should be recognized through operating income.

Because the consensus of the Emerging Issues Tax Force was released after our second quarter's operating results were released, we are restating the second quarter of 1999, to include the benefit arising from the change in the consolidated return regulations.

Results of Operations-Historical Results. We discontinued our general parcel and courier business effective June 30, 1997. Accordingly, we had no revenues from continuing operations until July 11, 1997 with the purchase of Carolina Pacific and such revenues continued to increase with the acquisitions of four additional companies in 1997, six companies in 1998, and eight companies in 1999.

The following table sets forth items in the Consolidated Statement of Operations for the year ended December 31, 1999, 1998 and 1997 as a percentage of operating revenues.

                                                                          Percentage of
                                                                        Operating Revenues
                                                                           December 31,


                                                            1999              1998              1997
                                                        --------------    -------------    ---------------
Total operating  revenue                                   100.00%           100.00%          100.00%
                                                        --------------    -------------    ----------------

Purchased transportation                                    36.93             43.58            46.11
Salaries, wages and benefits                                25.76             22.91            21.94
Fuel                                                         8.96              7.29             7.64
Operating supplies and expenses                             11.02              9.21             9.00
Lease expense - revenue equipment                            5.75              3.41              .63
Insurance                                                    1.35              1.60             2.49
Depreciation and amortization expense                        3.90              4.23             4.73
General and administrative expense                           2.69              2.76             3.41
                                                        --------------    --------------   ---------------
Total expenses                                              96.36             94.99            95.95
                                                        --------------    -------------    ----------------
  Operating income                                           3.64              5.01             4.05
Interest expense                                             1.92              2.42             3.07
                                                        --------------    -------------    ----------------
  Income before income taxes                                 1.72              2.59              .98
Income taxes (benefit)                                        .49             (4.01)             .21
                                                        --------------    -------------    ----------------

  Net income                                                 1.23              6.60              .77

Preferred dividend requirement                               (.40)            ----              ----
                                                        --------------     -------------    ----------------

Income available to common shareholders                       .83%             6.60%             .77%
                                                        ==============    =============    ================


Year ended December 31, 1999 vs. 1998

Total operating revenues. Total operating revenue increased from $177.6 million in 1998 to $355.5million, or 100.2% in 1999. The increase is due primarily to the acquisition of eight companies in 1999 ($123.8 million) and a full year of revenues for those companies acquired in 1998.

Purchased transportation. Purchased transportation increased from $77.3 million in 1998 to $131.3 million or 69.7% in 1999. As a percentage of total operating revenue, purchased transportation decreased from 43.58% in 1998 to 36.93% in 1999. Changes in the fleet mix from brokerage and owner-operators to company owned trucks as a result of the acquisitions resulted in the decline in purchase transportation as a percentage of sales.

Salaries, wages and benefits. Salaries, wages and benefits increased from $40.7 million in 1998 to $91.6 million, or 125.2% in 1999. Salaries, wages and benefits as a percentage of total operating revenue increased from 22.91% in 1998 to 25.76% in 1999. The increase as a percentage of total operating revenue is attributed to the change in revenue mix discussed in the preceding paragraph as well as continued pressure on driver wages as well as the growth of our corporate services area. Should driver wages continue to increase as a result of the industry-wide driver shortage, there can be no assurance that these costs can be passed along through increased freight rates.

Fuel. Fuel increased from $12.9 million in 1998 to $31.9 million, or 146.4% in 1999. Fuel as a percentage of total operating revenue increased from 7.29% in 1998 to 8.96% in 1999. In addition to the change in fleet mix, fuel costs have increased approximately 37% over the prior year. Should fuel costs stay at the levels experienced in the fourth quarter of 1999, or increase further, we do not believe we can transfer all of these higher costs to our customers. As a result, future operations could be negatively impacted.

Operating supplies and expenses. Operating supplies and expenses increased from $16.4 million in 1998 to $39.2 million, or 139.6%, in 1999. As a percentage of total operating revenue operating supplies and expenses increased from 9.21% in 1998 to 11.0% in 1999. The increase as a percentage of total operating revenue is attributed to the change in mix of company equipment and owner operators.

Insurance. Insurance expense increased from $2.8 million in 1998 to $4.8 million, or 68.8%, in 1999. Insurance expense as a percentage of total operating revenue decreased from 1.60% in 1998 to 1.35% in 1999. The decrease as a percentage of total operating revenue is due to our ability to negotiate more favorable insurance rates because of our larger, more diverse insurance base.

Lease expense. Lease expense increased from $6.1 million in 1998 to $20.4 million in 1999, an increase of 237.4%. Expressed as a percentage of total operating revenue, lease expense increased from 3.41% in 1998 to 5.75% in 1999. The increase is a result of our fully utilizing our $50 million operating lease facility.

Depreciation and amortization expense. Depreciation and amortization expense increased from $7.5 million in 1998 to $13.9 million, or 84.3%, in 1999. Depreciation and amortization expense as a percentage of total operating revenue decreased from 4.23% in 1998 to 3.90% in 1999. The decrease as a percentage of total operating revenue is due to the increased use of leased equipment offset by higher levels of goodwill amortization ($1.2 million in 1998 compared with $1.8 million in 1999.)

General and administrative expense. General and administrative expense increased from $4.9 million in 1998 to $9.5 million, or 94.3% in 1999. General and administrative expense as a percentage of total operating revenue decreased from 2.76% in 1998 to 2.69% in 1999. The decrease as a percentage of total operating revenue is related to the ongoing consolidation of certain accounting, finance, legal and administrative functions.

Operating income. Operating income increased from $8.9 million in 1998 to $13.0 million, or 45.8%, in 1999. As a percentage of total operating revenue, operating income declined from 5.01% in 1998 to 3.64% in 1999 as a result of the various factors discussed above.

Interest expense. Interest expense increased from $4.3 million in 1997 to $6.9 million, or 59.0%, in 1999 as a result of increased borrowings to fund acquisitions offset by more favorable interest rates and the increased use of leased equipment. Expressed as a percentage of total operating revenue interest expense declined from 2.42% in 1998 to 1.93% in 1999.

Income taxes. In 1998, we recognized the future value of net operating loss carryforwards by reducing the valuation allowance in the amount of approximately $7.5 million. Due to non-deductible goodwill, and the non-deductible portion of per diems paid to drivers we have incurred a tax rate of approximately 50% (before the utilization of any net operating losses.) In the first quarter of 2000, we discontinued per diems. As a result, our tax rate is expected to decline in 2000. In 1999, as a result of changes in Federal tax laws, we reduced the valuation allowance for net operating loss carryforwards and recognized a benefit of $2.7 million. The Company recognized this benefit effective June 30, 1999. As a result the June 1999 quarter will be restated to reflect the adoption of this policy.

Income per diluted common share. Amounts available to common shareholders, per diluted common share, decreased from income of $.49 per diluted common share to $.11 in 1999 because of the factors noted above.

Weighted average number of diluted common shares outstanding. The weighted average number of diluted common shares outstanding increased as a result of the shares issued for our various acquisitions.

Weighted average number of basic common shares outstanding. The weighted average number of basic common shares outstanding increased as a result of the shares issued for our various acquisition. The convertible preferred shares are not included in the diluted common shares because the effect would be anti-dilutive.

Year ended December 31, 1998 vs. 1997

Total operating revenue. Total operating revenue increased from $34.0 million in 1997 to $177.6 million, or 422.0%, in 1998. The increase is due primarily to the acquisition of six companies in 1998 ($93.0 million) and a full year of revenues for those companies acquired in 1997 ($50.6 million).

Purchased transportation. Purchased transportation increased from $15.7 million in 1997 to $77.4 million, or 393.3% in 1998. Purchased transportation as a percentage of total operating revenue decreased from 46.11% in 1997 to 43.58% in 1998. The acquisitions caused a change in the fleet mix from brokerage and owner-operators to company owned trucks and resulted in the decline in purchase transportation as a percentage of sales.

Salaries, wages and benefits. Salaries, wages and benefits increased from $7.5 million in 1997 to $40.7 million, or 445.2%, in 1998. As a percentage of total operating revenue, salaries, wages and benefits increased from 21.94% in 1997 to 22.91% in 1998. The increase as a percentage of total operating revenue is attributed to the change in revenue mix discussed in the preceding paragraph as well as continued pressure on driver wages.

Fuel. Fuel increased from $2.6 million in 1997 to $12.9 million, or 397.8%, in 1998. As a percentage of total operating revenue, fuel decreased from 7.64% in 1997 to 7.29% in 1998. Fuel costs as a percentage of total revenues decreased as a result of lower fuel prices, our ability to negotiate more favorable fuel contracts and improved gas mileage from the purchase of new, more efficient equipment.

Operating supplies and expenses. Operating supplies and expenses increased from $3.0 million in 1997 to $16.4 million, or 434.4%, in 1998. Operating supplies and expenses as a percentage of total operating revenue increased from 9.00% in 1997 to 9.21% in 1998. The increase as a percentage of total revenues and other income is attributed to the change in mix of brokerage and owner operators to company trucks and the increased use of leased equipment.

Lease expense. During 1998, we entered into a $50 million operating lease facility. As a result lease expense increased $5.8 million from prior year levels. As a percent of total operating revenue lease expense increased from
 .63% to 3.41%.

Insurance. Insurance expense increased from $.9 million in 1997 to $2.8 million, or 236.2%, in 1998. Insurance expense as a percentage of total operating revenue decreased from 2.49% in 1997 to 1.60% in 1998. The decrease as a percentage of total operating revenue is due to our ability to negotiate more favorable insurance rates because of its larger, more diverse insurance base.

Depreciation and amortization expense. Depreciation and amortization expense increased from $1.6 million in 1997 to $7.5 million, or 366.9%, in 1998. Depreciation and amortization expense as a percentage of total operating revenue decreased from 4.73% in 1997 to 4.23% in 1998. The decrease as a percentage of total operating revenue is due to the increased use of leased equipment.

General and administrative expense. General and administrative expense increased from $1.2 million in 1997 to $4.9 million, or 323.6%, in 1998. General and administrative expense as a percentage of total operating revenue decreased from 3.41% in 1997 to 2.76% in 1998. The decrease as a percentage of total operating revenue is related to the ongoing consolidation of certain accounting, finance, and legal administrative functions.

Operating income. Operating income increased from $1.4 million in 1997 to $8.9 million, or 544.8%, in 1998. Operating income as a percentage of total operating revenue increased from 4.05% in 1997 to 5.01% in 1998 as a result of the various factors noted above.

Interest expense. Interest expense increased from $1.0 million in 1997 to $4.3 million, or 312.4%, in 1998 as a result of increased borrowings to fund acquisitions offset by more favorable interest rates and the increased use of leased equipment.

Income taxes. Income taxes attributable to continuing operations decreased from a provision of $70,665 in 1997 to a benefit of $7.1 million in 1998 as we recognized the future value of net operating loss carryforwards.

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

Weighted average number of basic and diluted common shares outstanding. The weighted average number of basic and diluted common shares outstanding increased as a result of the shares issued for the various acquisitions by us.

Results of Operations - Unaudited Pro Forma results year ended December 31, 1999 compared with the year ended December 31, 1998

Since July 1997, we have acquired 19 truckload carriers. Combining the purchasing power of these companies has enabled us to reduce certain costs particularly in the areas of insurance, interest and leasing costs, fuel, and overhead. Our strategy is to allow the acquired companies to focus on marketing, customer service, and operations while administrative and financial costs are centralized in the Corporate Services Division of Transit Group Transportation, LLC.

The unaudited pro forma financial information reflects the operations of the 19 acquired companies as if they all had been acquired on January 1, 1998. The following adjustments were made to the historical financial statements of acquired companies prior to their acquisition by us:

o Reduced depreciation expense due to changes in depreciation policies and estimated lives;
o Amortization of goodwill recorded in connection with the acquisitions;
o Recognition of lease expense incurred in connection with certain sale-lease back transactions;
o Additional interest costs for the cash portion of the acquisition costs;
o Interest costs of the acquired companies have been adjusted to reflect our financing costs; and
o Provision for income taxes at our
  estimated annual rates.
o Excluded the impact of the change in the valuation allowance for deferred tax assets.

No projected provision for cost reductions (such as insurance, overhead, purchasing, and fuel) have been reflected in the historical financial statements of the subsidiaries from January 1, 1998 through the date of acquisition.



Unaudited Results of Operations - Year Ended December 31, 1999 vs. Year Ended
December 31, 1998

                              Unaudited Pro Forma Combined Results of Operations
                                         (In thousands except share data)

                                                                                Year ended
                                                  ---------------------------------------------------------------------
                                                         December 31, 1999                    December 31, 1998
                                                  ---------------------------------    --------------------------------
                                                         $                 %                  $                 %
                                                  ----------------    -------------    ----------------    ------------


Operating revenues                                  $     493,968         100%       $         468,156        100%
                                                  ----------------    -------------    ----------------    ------------

Operating expenses                                        439,396          88.95               402,650         86.01
Depreciation and amortization                              21,915           4.44                24,350          5.20
General and administrative expenses                        12,242           2.48                13,584          2.90
                                                  ----------------    -------------    ----------------    ------------

Total operating expenses                                  473,553          95.87               440,584          94.11
                                                  ----------------    -------------    ----------------    ------------
   Operating income                                        20,415            4.13               27,572           5.89

Interest expense                                           11,285            2.28               13,735           2.93
                                                  ----------------    -------------    ----------------    ------------
   Income before income taxes                               9,130            1.85               13,837           2.96

Income taxes                                                4,566             .93                6,694           1.43
                                                  ----------------    -------------    ----------------    ------------

   Net income
                                                  $         4,564            .92%       $        7,143         1.53%
                                                  ================    =============    ================    ============



 Income per basic common share                    $        .14                          $      .22
                                                  ================                     ================



 Income per diluted common share                  $        .14                          $      .21
                                                  ================                     ================

Weighted average number of basic common shares
outstanding                                            31,887,857                           32,194,435
                                                  ================                     ================

Weighted average number of diluted common
shares outstanding                                     32,743,056                           33,449,366
                                                  ================                     ================

Comparable revenues (excluding the impact of Transit Leasings' warehouse operation) increased by 6.0% in 1999 over 1998 levels reflecting our successful efforts to expand existing customer relationships throughout the Transit Group. Pro forma depreciation and interest expense declined from year ago periods as we utilized our $50 million operating lease facility. Conversely, higher lease costs are reflected in 1999 operating expenses which exceed prior year levels.

Pro forma general and administrative expenses declined over prior year levels as we continued the consolidation of our back office functions. In 2000 this consolidation process has been accelerated which may cause these expenses to increase in the near term and decrease as duplicate functions and personnel are eliminated.

Pro forma operating income is lower in 1998 because certain of those companies acquired in 1999 are not performing at the levels anticipated at acquisition, and fuel costs have increased significantly over the prior year.

The impact of pro forma, non-deductible goodwill amortization, non-deductible per diem costs and pre-acquisition losses incurred by the acquired companies caused an increase in our effective income tax rate. Per diems were discontinued in March 2000. It is anticipated that our actual effective income tax rate in the future will approximate 40%.

New Accounting Pronouncements. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activies." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. The accounting for this standard is not expected to have a material impact on the company's financial statements.

Liquidity and Capital Resources. Our acquisition strategy and requirements for replacing our revenue equipment require significant capital resources.

In July 1997, an affiliate of our Chairman loaned us $4 million to consummate the acquisition of Carolina Pacific Distributors, Inc. During August, September and October of 1997, the affiliate loaned us an additional $2.6 million to fund the continuing operations of the parcel delivery and courier operations and fund certain expenses associated with the acquisition of the truckload companies. Of the $6.6 million borrowed, $2.6 million was assumed by the purchaser of the parcel delivery and courier operations, leaving a balance of $4 million. We repaid $0.5 million in the fourth quarter of 1998 and $.5 million in the first quarter of 1999. In March 1999, we borrowed an additional $1 million from an affiliate of the Chairman. All of these loans were paid off in the fourth quarter of 1999.

In November 1998, we increased the capacity of our revolving line of credit with AmSouth Bank from $20 million to $30 million. The facility bore interest at a rate of 2.25% over LIBOR and was secured by accounts receivable. This facility was paid off with proceeds from our new credit facility.

Concurrent with expanding its credit facility, we converted $5 million of debt, which was due in 1999, to a term facility which amortized over seven years and had a final maturity in January 2002. The loan was cross-collateralized with the $30 million facility discussed above.

Also in November 1998, we entered into a $50 million equipment lease facility with a commercial lender. The facility was available to refinance certain existing equipment and the remainder to support future equipment leases. The terms of the leases vary from 30-48 months for used equipment, and up to 60 months for new equipment. Initial fundings under the facility bore interest at rates between 5.50% and 6.00%. Interest rates on future fundings were subject to changes in the 3-year U.S. Treasury interest rates. At the expiration of the lease, we may renew the lease, return the equipment subject to the payment of a Terminal Rate Adjustment Clause or purchase the equipment. At December 31, 1999, this facility was fully utilized.

In October 1999, we entered into a new $150 million credit facility which replaced our $35 million revolving credit and term facility. The new credit facility is comprised of a $110 million working capital revolver, which is secured by receivables and equipment, and a $40 million acquisition credit. The revolver is interest only with a 5-year term. The acquisition credit is interest only for one year at which time it converts to a 4-year term facility with quarterly principal payments. Both the working capital revolver and the acquisition component bear interest at LIBOR plus 2% through December 31, 1999, at which time the spread over LIBOR will be determined by our financial ratios. At December 31, 1999, $7.0 million was available under the working capital revolver and $30.0 million under the acquisition facility.

The facility contains customary financial covenants that include limitations on dividends, indebtedness, mergers, sale of assets, and the repurchase of common stock. Requirements exist to maintain minimum levels of coverage for a Fixed Charge Coverage Ratio, Asset Coverage Ratio, and a Minimum Consolidated Net Worth (all defined). We were in compliance with all covenants with the exception of the Fixed Charge Coverage Ratio at December 31, 1999. This covenant was waived at that date and we believe that this covenant will be maintained during 2000. Accordingly, the credit facility remains classified according to the terms of the agreement.

In May 1999, GE Equity (the private equity arm of GE Capital) purchase five million shares of 9% Redeemable Preferred Stock for $5.00 per share. Each Redeemable Preferred Share may be converted at any time, at the option of the preferred shareholder, for one share of our common stock. The Redeemable Preferred Stock agreement contains certain anti-dilutive provisions which would require the issuance of additional Redeemable Preferred Shares if we issue any of our common stock at less than $5.00 per share. Beginning three years from the date of issuance (and for the succeeding two years) of the Redeemable Preferred Shares, the preferred shareholders can cause us to purchase up to 33% per year of the outstanding Redeemable Preferred Stock for $5.00 per share. In addition, certain events such as a change in control would allow the preferred shareholders to redeem all of the outstanding Redeemable Preferred Stock.

The Company is required to provide financial information and maintain certain financial conditions. The conditions involve limitations on mergers, acquisitions, asset sales, and additional indebtedness. The Company was in compliance of all of requirements of this Agreement. Should an Event of Default occur and remain, the holders of the Preferred Stock will have the right to elect two members to the Board of Directors of the Company.

In 1998, we recognized the future value of net operating loss carryforwards by reducing the valuation allowance in the amount of approximately $7.5 million. Due to non-deductible goodwill, and the non-deductible portion of per diems paid to drivers we have incurred a tax rate of approximately 50% (before the utilization any net operating looses. In the first quarter of 2000 we discontinued per diems. As a result, our tax rate is expected to decline in 2000. In 1999, as a result of changes in Federal tax laws, we reduced the valuation allowance for net operating loss carryforwards and recognized a benefit of $2.7 million of net operating loss benefits of companies acquired in 1997 and 1999. The Company recognized this benefit effective June 30, 1999. As a result the June 1999 quarter will be restated to reflect the adoption of this policy.

In 1999, 1998, and 1997 cash (deficit) flow from operating activities was $(8.0) million, $8.4 million, and $.1 million, respectively, and capital expenditures were $21.6 million, $7.1 million and $.2 million, respectively, for new trucks and trailers. The first and fourth quarters are typically the weakest quarters in the fiscal year. In the fourth quarter of 1999, higher fuel costs and the poor performance by certain of our 1999 acquisitions resulted in a loss for the quarter. Tags, plates and permits require significant cash payments during the first quarter of each year. The cash required to fund our growth strategy and the capital requirements for new equipment is significant. In addition, our internal growth has required us to finance a significant increase in accounts receivable. These factors have combined to negatively impact our cash flow. We expect that the seasonal increase in business and the continued concentration on collection of accounts receivable will alleviate these cash constraints. Capital expenditures for 2000 are expected to range from $36.0-$40.0 million and will be financed under our existing credit facility and by other commercial lenders. Amounts available from future cash flows and funds available under our credit facilities should be sufficient to meet our expected operating needs and planned capital expenditures for the foreseeable future. However, there can be no assurance that we can continue to finance our business strategy through operations or commercial lenders.

Redemption Rights for Selling Shareholders in Acquisitions. In connection with the acquisitions of Capitol Warehouse, Service Express, and Carroll Fulmer, we granted the selling shareholders the right to require us to redeem a portion of the shares which they received in exchange for selling their businesses to us. The dollar amount of stock subject to mandatory redemption by us aggregated approximately $8.1 million upon acquisition of those companies.

At December 31, 1999, holders of redemption rights with respect to $3.7 million of stock may require either us to redeem the stock or our major shareholder to acquire the stock at a price of $3.60 per share. Holders of redemption rights with respect to $1.4 million of stock at $3.875 per share had the right to require us to redeem their shares, which was guaranteed by a major shareholder. These shares were either sold by the shareholder or acquired by us in the first quarter of 1999.

To the extent such redemption rights are exercised, we will be required to fund the cash required to meet our obligations under the redemption rights by drawing on bank lines which may be available or to call upon a major shareholder to purchase the stock under such shareholder's obligations and guarantees associated with the acquisition contracts.

Year 2000. During 1999, we identified our critical systems for Year 2000 compliance and invested approximately $250,000 to assure that our systems were Year 2000 compliant. To date we have not experienced any disruptions that relate to the year 2000.

Risk Factors

Accumulated Deficit

We incurred substantial operating losses and cash flow deficits from inception through 1997. In the fourth quarter of 1999 we incurred a net loss. There can be no assurance that we can sustain consistently profitable operations or raise additional external capital funding.

Debt Covenants

Our  credit  facility  contains  customary   financial  covenants  that  include
limitations on dividends, indebtedness, mergers, sale of assets, and the repurchase of common stock. Requirements exist to maintain minimum levels of coverage for a Fixed Charge Coverage Ratio, Leverage Ratio, Asset Coverage Ratio, and Minimum Consolidated Net Worth (all defined). We were in compliance with all covenants with the exception of the Fixed Charge Coverage Ratio at December 31,1999. This covenant was waived at that date and we believe that this covenant will be maintained during 2000. Accordingly, the credit facility remains classified according to the terms of the agreement.

Competition

The trucking industry is extremely competitive and fragmented. Some of the trucking companies with which we compete have greater financial resources, own more revenue equipment and carry a larger volume of freight than us. We also compete with other motor carriers for the services of drivers.

Management of Growth

We completed the acquisition of 19 operating companies from June 30, 1997, through March 24, 2000, and may acquire additional companies in the near future. The growth of our business and expansion of our operations has placed a significant strain on our administrative, operational and financial resources. Our recent growth has also resulted in a substantial increase in the number of our employees and the scope of our operations. Our inability to assimilate these newly acquired operations and support the growth of our business would have a material adverse effect on our financial condition and results of operations.

Shares Available for Resale

Some of our presently outstanding common stock may be deemed "restricted securities" and may be sold in compliance with Rule 144 adopted under the 1933 Act. Sales under Rule 144 may have a depressive effect on the market price of our common stock.

Fuel Prices

A major cost of our operation is diesel fuel. Since December 1998, fuel prices have increased approximately 37%. We are not able to pass all of these costs along to our customers. Should fuel cost stay at this level, or increase further, we believe that our profits may decline.

No Intent to Pay Dividends

We have not paid any dividends on our common stock and intend to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business.

Continued NASDAQ Listing; Liquidity


Our common stock is currently listed on the NASDAQ SmallCap Market. There can be no assurance that we will continue to meet the requirements to maintain our NASDAQ listing. If our common stock were no longer quoted on NASDAQ, holders of common stock may have greater difficulty identifying potential purchasers for their securities. This reduced liquidity could adversely affect the market value of our common stock.

Volatility of Stock Price.

The market price of the common stock may be significantly affected by factors such as announcements of our proposed acquisitions, as well as variations in our results of operations and market conditions. The price may also be affected by market movements in prices of stocks in general. There is no assurance that the current market price for the common stock will be maintained.

Control by Principal Shareholders, Directors and Officers

T. Wayne Davis, our Chairman of the Board and his affiliates currently own a significant number of shares of our voting stock. As a result, he is able to influence or control substantially all matters requiring approval of our shareholders, including the election of directors.

Potential Liability

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. The industry is also subject to substantial workers' compensation expense. A material increase in the frequency or severity of accidents or workers' compensation claims or the unfavorable determination of existing claims and pending litigation can be expected to adversely affect our operating income and financial condition. We believe that we have insurance coverage sufficient to cover most expected losses.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to interest rates relate primarily to our cash equivalents and certain debt obligations. Any interest earned on cash is recorded as interest income on our statements of operations.

We do not trade in derivative financial instruments, nor do we engage in any foreign currency trading activities.

Our line of credit bears interest at the rate of LIBOR (London Interbank Offered
Rate) plus 2.00%. LIBOR is subject to various pressures from various economic factors. Currently, we do not hedge against interest rate increases nor do we limit interest rate declines. At December 31, 1999 we had $88.3 million outstanding under our credit facility.

Fuel costs represents approximately 9% of our revenue. During 1999 worldwide demand for fuel increased and the OPEC nations began limiting supply. As a consequence, our fuel prices have increased approximately 37% over the prior year and have continued to increase in the first quarter of 2000. Each $.10 per gallon increase in the cost of fuel would decrease operating income by approximately $250,000 per month to the extent these increases could not be passed on to our customers. Presently, we have no hedges on fuel prices and are subject to fluctuations caused by demand issues and OPEC restrictions.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item begins on page 27 of this Form 10-K.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                              PART III

Item 10. DIRECTORS, AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors contained under the caption "Election of Directors - Nominees" in our Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

The  information  regarding  executive  officers  contained  under the  caption:
"Executive Officers" in our Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information contained under the caption "Election of Directors - Executive Compensation" in our Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Voting Securities and Principal Holders Thereof - Security Ownership of Certain Beneficial Owners" in our Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Transactions" in our Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

                              PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601, Regulation S-K

      3.  Articles of Incorporation and By-Laws

         3.1 Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Registrant's Form 8-K dated May 17, 1999).

         3.2 Amendment to Amended and Restated Articles of Incorporation, (incorporated by reference from Exhibit 3.1 to Registrant's Form 8-K filed on June 10, 1999).

         3.3 Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof (Incorporated by reference from Exhibit 3.2 to the Form 8-K dated June 10, 1999)

     4.  Instruments defining the Rights of Security holders

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

    10.  Material Contracts

         10.1     Incentive  Stock Option Plan  (incorporated  by reference from
                  Exhibit 10.2 to Registrant's Form S-18, Registration No. 33-30123A).

         10.2 Termination of Lease Agreements between Transit Leasing, Inc. (formerly known as Capitol Warehouse, Inc.) and Jerry W. and Anna Pennington dated February 9, 1999.

         10.3 Agreement and Plan of Reorganization dated as of May 5, 1998 governing the merger of Certified Transport, Inc. and Venture Logistics, Inc. and a wholly-owned subsidiary of the Company (incorporated by reference from Exhibit 2.6 to Registrant's Form 8-K dated May 5, 1998).

         10.4 Agreement and Plan of Reorganization dated as of June 16, 1998 governing the merger of K. J. Transportation with a wholly-owned subsidiary of the Company (incorporated by reference from Exhibit 2.6 to Registrant's Form 8-K dated June 17, 1998).

         10.5 Promissory Note for $2,645,451.00 dated as of November 12, 1998, by and among General Electric Capital Corporation and certain wholly-owned subsidiaries of the Company.
                  (Incorporated   by   reference   from   Exhibit   10.24  to
                  Registrant's Form 10-K dated March 31, 1999).

         10.6 Master Lease Agreement dated as of November 12, 1998, by and among General Electric Capital Corporation, Transit Group, Inc. and certain wholly-owned subsidiaries of the Company.
                  (Incorporated   by   reference   from   Exhibit   10.25  to
                  Registrant's Form 10-K dated March 31, 1999).

         10.7 Corporate Guaranty dated as of November 12, 1998, by and among General Electric Capital Corporation and certain wholly-owned subsidiaries of the Company. (Incorporated by reference from Exhibit 10.26 to Registrant's Form 10-K dated March 31,
                  1999).

         10.8 Master Security Agreement dated as of November 12, 1998, by and among General Electric Capital Corporation and certain wholly-owned subsidiaries of the Company. (Incorporated by reference from Exhibit 10.27 to Registrant's Form 10-K dated March 31, 1999).

         10.9 Loan Agreement and Security Agreement for a $1.5 million facility dated as of November 5, 1998, by and between AmSouth Bank and the Company. (Incorporated by reference from Exhibit
                  10.28  to Registrant's Form 10-K dated March 31, 1999).

         10.10 Unconditional guarantee for a $1.5 million facility dated as of November 5, 1998, by and between AmSouth Bank and certain wholly-owned subsidiaries of the Company. (Incorporated by reference from Exhibit 10.29 to Registrant's Form 10-K dated March 31, 1999).

         10.11 Promissory Note for $1.5 million dated as of November 5, 1998, by and among AmSouth Bank and the Company. (Incorporated by reference from Exhibit 10.30 to Registrant's Form 10-K dated March 31, 1999).

         10.12 Loan Agreement and Security Agreement for a $3.5 million facility dated as of November 5, 1998, by and between AmSouth Bank and the Company. (Incorporated by reference from Exhibit
                  10.31  to Registrant's Form 10-K dated March 31, 1999).

         10.13 Unconditional guarantee for a $3.5 million facility dated as of November 5, 1998, by and between AmSouth Bank and certain wholly-owned subsidiaries of the Company. (Incorporated by reference from Exhibit 10.32 to Registrant's Form 10-K dated March 31, 1999).

         10.14 Promissory Note for $3.5 million dated as of November 5, 1998, by and among AmSouth Bank and the Company. (Incorporated by reference from Exhibit 10.33 to Registrant's Form 10-K dated March 31, 1999).

         10.15 Advised Revolving Line of Credit Agreement dated as of November 5, 1998, by and between AmSouth Bank and certain wholly-owned subsidiaries of the Company. (Incorporated by reference from Exhibit 10.34 to Registrant's Form 10-K dated March 31, 1999).

         10.16 Revolving Credit Note dated as of November 5, 1998, by and among AmSouth Bank and certain wholly-owned subsidiaries of the Company. (Incorporated by reference from Exhibit 10.35 to Registrant's Form 10-K dated March 31, 1999).

         10.17 Unconditional Guarantee dated as of November 5, 1998, between AmSouth Bank and the Company. (Incorporated by reference from Exhibit 10.36 to Registrant's Form 10-K dated March 31,
                  1999).

         10.18    Security  Agreement  dated  November  5,  1998,  by and  among
                  AmSouth Bank and certain wholly-owned subsidiaries of the Company. (Incorporated by reference from Exhibit 10.37 to Registrant's Form 10-K dated March 31, 1999).

         10.19 1998 Stock Incentive Plan of Transit Group, Inc. (incorporated by reference from Exhibit 99.1 to Registrant's December 11, 1998 S-8, Registration No. 333-68807)

         10.20 1998 Employee Stock Purchase Plan of Transit Group, Inc. (incorporated by reference from Exhibit 99.2 to Registrant's December 11, 1998 S-8, Registration No. 333-68807)

         10.21    Agreement  and Plan of Merger  dated  December 23, 1998 by and
                  among  certain  wholly-owned   subsidiaries  of  the  Company.
                  (Incorporated   by   reference   from   Exhibit   10.40   to
                  Registrant's Form 10-K dated March 31, 1999).

         10.22    Agreement  and Plan of Merger  dated  December 23, 1998 by and
                  among  certain  wholly-owned   subsidiaries  of  the  Company.
                  (Incorporated   by   reference   from   Exhibit   10.41   to
                  Registrant's Form 10-K dated March 31, 1999).

         10.23 Lease Agreement governing the Company's terminal in Olive Branch, Mississippi dated January 19, 1999 between the Company and Horvath & Horvath, LLC. (Incorporated by reference from
                  Exhibit  10.42  to  Registrant's  Form 10-K  dated  March 31,
                  1999).

         10.24 Lease Agreement governing the Company's terminal in Chesterton, Indiana dated March 18, 1999 between the Company and Ameling Properties, LLC. (Incorporated by reference from Exhibit 10.43 to Registrant's Form 10-K dated March 31,
                  1999).

         10.25 Agreement and Plan of Reorganization made as of July 2, 1999 by and between Transit Group, Inc., a Florida corporation, R&M Enterprises, Inc., a Nebraska corporation, Michael P. Sortino and Randy A. Williams (Incorporated by reference from Exhibit
                  2.1 to the Form 8-K dated July 30, 1999)

         10.26 Stock Purchase Agreement made as of July 2, 1999, by and between Transit Group, Inc., a Florida corporation, Michael P. Sortino and Randy A. Williams (Incorporated by reference from
                  Exhibit 2.2 to the Form 8-K dated October 13, 1999)

         10.27 Agreement and Plan of Reorganization made as of July 30, 1999, by and between Transit Group, Inc., a Florida corporation, MDR Cartage, Inc., an Arkansas corporation, C. Frank Mitchell and Bobby W. Riley (Incorporated by reference from Exhibit 2.1 to the Form 8-K dated October 13, 1999)

         10.28 Agreement and Plan of Reorganization made as of July 30, 1999, by and between Transit Group, Inc., a Florida corporation, Bestway Trucking, Inc., a Kentucky corporation, and David L. Summitt (Incorporated by reference from Exhibit 2.2 to the Form 8-K dated August 13, 1999)

         10.29 Membership Interest Purchase Agreement made as July 30, 1999, by and between Transit Group, Inc., a Florida corporation, David L. Summitt and Jenny Summitt (Incorporated by reference from Exhibit 2.3 to the Form 8-K dated August 13, 1999)

         10.30 Stock Purchase Agreement made as of July 30, 1999, by and between Transit Group, Inc., a Florida corporation, and David
                  L. Summitt (Incorporated by reference from Exhibit 2.4 to the Form 8-K dated August 13, 1999)

         10.31 Acquisition Credit Agreement dated as of October 25, 1999 among the Registrant, the Lenders named therein and Bank One, N.A. (Incorporated by reference from Exhibit 2.1 to the Form 8-K dated November 8, 1999)

         10.32 Credit Agreement dated as of October 25, 1999, among the Registrant, the Lenders named therein and Bank One, N.A. (Incorporated by reference from Exhibit 2.2 to the Form 8-K dated November 8, 1999)

         10.33 Pledge and Security Agreement dated as of October 25, 1999, among the Registrant, the subsidiaries of the Registrant listed therein and Bank One, N.A. (Incorporated by reference from Exhibit 2.3 to the Form 8-K dated November 8, 1999)

         10.34 Subsidiary Guaranty dated as of October 25, 1999 made by the Registrant listed therein for the benefit of the Lenders (Incorporated by reference from Exhibit 2.4 to the Form 8-K dated November 8, 1999)

         10.35 Purchase Agreement dated May 13, 1999 by and between Transit Group, Inc., and GE Capital Equity Investments, Inc. (Incorporated by reference from Exhibit 10.1 to the Form 8-K
                  dated   June   10,   1999)   10.36   Stockholders'   Agreement
                  (Incorporated by reference from Exhibit 10.3 to the Form 8-K dated June 10, 1999) 10.37 Registration Rights Agreement (Incorporated by reference from Exhibit 10.4 to the Form 8-K dated June 10, 1999)

11.1     Statement re: Computation of Per Share Earnings            Pages 56-61
21.      Subsidiaries of the Registrant                             Page 61
23.1     Consent of PricewaterhouseCoopers LLP                      Page 62
27.      Financial Data Schedule                         (for SEC purposes only)

         We filed the following reports on Form 8-K during the fourth quarter of 1999:

         (1) On October 4, 1999, we filed a report on Form 8-K/A to file financial statements for R&M Enterprises, Inc. and Williams Truck Brokers, Inc., two companies that we acquired, and pro forma financial statements to reflect the combination of these companies with us.

         (2) On October 15, 1999, we filed a report on Form 8-K/A to file financial statements for MDR Cartage, Inc. and BF Transportation, Inc., two companies that we acquired, and pro forma financial statements to reflect the combination of these companies with us.

         (3) On October 15, 1999, we filed an additional report on Form 8-K/A to file financial statements for Bestway Trucking, Inc., who we acquired, and pro forma financial statements to reflect the combination of Bestway with us.

         (4) On November 8, 1999, we filed a report on Form 8-K to report that we had entered into a five year, $150 million credit facility with Banc One, N.A. as agent.

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

                  Date: March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capabilities and on the date indicated.

               Signature                                Title                             Date

      /s/ T. Wayne Davis                 Chairman of the Board                       March 30, 2000
    ---------------------------------    of Directors
    T. Wayne Davis

      /s/ Philip A. Belyew               Director, President, and                    March 30, 2000
    ---------------------------------    Chief Executive Officer
    Philip A. Belyew                     (principal executive  officer)


      /s/ Carroll L. Fulmer              Director                                    March 30, 2000
    ---------------------------------
    Carroll L. Fulmer

      /s/ Derek E. Dewan                 Director                                    March 30, 2000
    ---------------------------------
    Derek E. Dewan

      /s/ Robert R. Hermann              Director                                    March 30, 2000
    ---------------------------------
    Robert R. Hermann

      /s/ Ford G. Pearson                Director                                    March 30, 2000
    ---------------------------------
    Ford G. Pearson

      /s/ Wayne N. Nellums               Executive Vice President                    March 30, 200
    ---------------------------------    and Chief Financial Officer
    Wayne N. Nellums                     (principal financial officer)


     /s/ Scott J. Tsanos                 Vice President                              March 30, 2000
    ---------------------------------    (principal accounting officer)
    Scott J. Tsanos

                               TRANSIT GROUP, INC.

                     1999 CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS


                                                                        Pages
  Report of Independent Accountants                                      33

  Consolidated Financial Statements

     Consolidated Balance Sheets as of December 31, 1999 and 1998        34

     Consolidated Statements of Operations for the years ended           35
        December 31, 1999, 1998 and 1997

     Consolidated Statements of Changes in Total Non Redeemable
       Preferred Stock, Common Stock and Other Stockholders' Equity      36
       for the years ended December 31, 1999, 1998 and 1997

     Consolidated  Statements  of Cash Flows for the years ended         37
       December 31, 1999, 1998 and 1997

    Notes to Consolidated Financial Statements                          38-55

                           REPORT OF INDEPENDENT  ACCOUNTANTS


To the Board of Directors and Stockholders of Transit Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transit Group, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 30, 2000


                                           TRANSIT GROUP, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                    (In thousands, except share data)

     ASSETS
                                                                             December 31,
                                                                   -----------------------------------
                                                                       1999                 1998
                                                                   --------------       --------------
Current assets:
  Cash                                                             $       2,156        $       2,020
  Accounts receivable (net of allowance of $3,441 and $706)               71,543               28,437
  Other current assets                                                    10,259                5,611
  Refundable income taxes                                                  4,210                -----
  Deferred  income taxes                                                   9,655                1,103
                                                                   --------------       --------------
      Total current assets                                                97,823               37,171
                                                                   --------------       --------------

Noncurrent assets:
  Property, equipment, and capitalized leases                            114,718               42,818
  Goodwill                                                               112,197               50,062
  Other assets                                                             1,676                  476
                                                                   --------------       --------------
      Total noncurrent assets                                            228,591               93,356
                                                                   --------------       --------------

      Total assets                                                 $     326,414        $     130,527
                                                                   ==============       ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current obligations under capital leases                               $ 1,586              $ 1,518
  Current maturities of long-term debt                                    22,404               10,754
  Accounts payable                                                        11,014                6,170
  Bank overdrafts                                                          2,856                1,319
  Accrued expenses and other current liabilities                          16,679               10,029
  Net current liabilities of discontinued operations                          29                  273
                                                                   --------------       --------------
      Total current liabilities                                           54,568               30,063
                                                                   --------------       --------------

Noncurrent liabilities:
  Long-term obligations under capital leases                               1,952                2,429
  Long-term debt                                                         137,578               36,534
  Note payable to affiliate of Chairman                                    -----                3,500
  Other liabilities                                                          267                4,291
  Deferred income taxes                                                   25,482                  439
                                                                   --------------       --------------
     Total noncurrent liabilities                                        165,279               47,193
                                                                   --------------       --------------

     Total liabilities                                                   219,847               77,256
                                                                   --------------       --------------

Commitments and contingencies (Note 15)

Redeemable common stock                                                    3,675                5,115
                                                                   --------------       --------------

Redeemable preferred  stock                                               24,795                -----
                                                                   --------------       --------------

Non redeemable preferred stock, common stock and other
 stockholders' equity:
  Preferred stock, no par value, 20,000,000 and 5,000,000
   shares authorized, none outstanding                                     -----                -----
  Note receivable secured by stock                                         -----                 (729)
  Common Stock, $.01 par value, 100,000,000 and 30,000,000 shares authorized, 31,823,751 and 23,610,190 shares issued and
    outstanding                                                              308                  222
  Additional paid-in capital                                              94,577               68,411
  Accumulated deficit                                                    (16,788)             (19,748)
                                                                   --------------       --------------
      Total non redeemable preferred stock, common stock
       and other stockholders' equity                                     78,097               48,156
                                                                   --------------       --------------

      Total liabilities and stockholders' equity                   $     326,414        $     130,527
                                                                   ==============       ==============

   See accompanying notes to consolidated financial statements.


                                                TRANSIT GROUP, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands, except share data)

                                                               Years ended December 31,
                                                   --------------------------------------------------
                                                       1999              1998               1997
                                                   -------------      ------------      -------------
Total operating revenues                           $    355,526       $   177,553       $     34,011
                                                   -------------      ------------      -------------

Operating expenses:
  Purchased transportation                              131,296            77,372             15,683
  Salaries, wages and benefits                           91,574            40,670              7,460
  Fuel                                                   31,862            12,932              2,598
  Operating supplies and expenses                        39,187            16,353              3,060
  Lease expense-revenue equipment                        20,436             6,057                216
  Insurance                                               4,802             2,845                846
  Depreciation and amortization expense                  13,856             7,518              1,610
  General and administrative expense                      9,549             4,914              1,160
                                                   -------------      ------------      -------------
      Total operating expenses                          342,562           168,661             32,633
                                                   -------------      ------------      -------------

      Operating income                                   12,964             8,892              1,378
  Interest expense                                        6,853             4,310              1,045
                                                   -------------      ------------      -------------

Continuing operations:
  Earnings from continuing operations
   before income taxes                                    6,111             4,582                333
  Income taxes (benefit) attributable to
             continuing operations                        1,731            (7,114)                71
                                                   -------------      ------------      -------------
      Income from continuing operations                   4,380            11,696                262

Discontinued operations:
  Loss from discontinued operations                       -----             -----             (6,114)
  Loss on disposal including provision
   for operating losses through disposal date             -----             -----             (5,792)
                                                   -------------      ------------      -------------
      Net income (loss)                                   4,380            11,696            (11,644)

Preferred stock dividend requirement                     (1,420)            -----               (385)
                                                   -------------      ------------      -------------

         Income (loss) to available common
             shareholders                          $      2,960       $    11,696       $    (12,029)
                                                   =============      ============      =============

Income (loss) per basic common share:
  Continuing operations                            $      $ 0.11      $       0.52      $       (0.01)
  Discontinued operations:
    Loss from discontinued operations                     -----             -----              (0.55)
    Loss on disposal                                      -----             -----              (0.52)
                                                   -------------      ------------      -------------
      Net income (loss) per basic common share     $       0.11       $      0.52       $      (1.08)
                                                   =============      ============      =============

Weighted average number of basic
  common shares outstanding                          28,048,889        22,391,142         11,094,207
                                                   =============      ============      =============

Income (loss) per diluted common share:
  Continuing operations                            $       0.10       $      0.49       $      (0.01)
  Discontinued operations:
    Loss from discontinued operations                     -----             -----              (0.55)
    Loss on disposal                                      -----             -----              (0.52)
                                                   -------------      ------------      -------------
      Net income (loss) per diluted common share   $       0.10       $      0.49       $      (1.08)
                                                   =============      ============      =============

Weighted average number of diluted
  common shares outstanding                          28,904,089        23,646,073         11,094,207
                                                   =============      ============      =============

    See accompanying notes to consolidated financial statements.


                        TRANSIT GROUP, INC.

                CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL
                NON REDEEMABLE PREFERRED STOCK, COMMON STOCK
                     AND OTHER STOCKHOLDERS' EQUITY
                         (Dollars in thousands)
                                                                                                   Total
                               Preferred  Common   Note receivable   Additional   Accumulated   stockholders'
                                stock     stock    secured by stock paid-in capital deficit        equity

Balance December 31, 1996       $     4   $    38   $     -----   $    21,386   $   (19,415)  $     2,013
Dividends on preferred stock      -----     -----         -----         -----          (385)         (385)
Conversion of preferred stock        (4)       43         -----           346         -----           385
Sale of common stock              -----         7         -----         1,212         -----         1,219
Stock issued in satisfaction
 of debt                          -----        27         -----         4,682         -----         4,709
Stock issued for acquisitions     -----        82         -----        26,371         -----        26,453
Stock issued in connection with
 sale of GPS                      -----         9         -----         4,024         -----         4,033
Stock subject to redemption       -----       (20)        -----        (7,432)        -----        (7,452)
Note secured by stock             -----     -----          (675)        -----         -----          (675)
Exercise of common stock options  -----     -----         -----            62         -----            62
Net Loss                          -----     -----         -----         -----       (11,644)      (11,644)
                                --------- --------- ------------- ------------- ------------- -------------

Balance December 31, 1997         -----       186          (675)       50,651       (31,444)       18,718
Stock retired                     -----     -----         -----          (109)        -----          (109)
Exercise of stock options         -----     -----         -----           155         -----           155
Accrued interest                  -----     -----           (54)        -----         -----           (54)
Stock issued for acquisitions     -----        30         -----        15,383         -----        15,413
Stock subject to redemption       -----         6         -----         2,331         -----         2,337
Net income                        -----     -----         -----         -----        11,696        11,696
                                --------- --------- ------------- ------------- ------------- -------------

Balance December 31, 1998         -----       222          (729)       68,411       (19,748)       48,156
Exercise of stock options         -----     -----         -----           271         -----           271
Accrued interest                  -----     -----           (41)        -----         -----           (41)
Preferred stock dividends         -----     -----         -----         -----        (1,420)       (1,420)
Redemption of non recourse note   -----        (1)          770          (769)        -----         -----
Stock returned to settle
 contingencies and retired        -----        (4)        -----        (1,544)        -----        (1,548)
Stock issued to affiliate of
 Chairman                         -----         1         -----           230         -----           231
Stock issued for acquisitions     -----        86         -----        26,542         -----        26,628
Stock subject to redemption       -----         4         -----         1,436         -----         1,440
Net income                        -----     -----         -----         -----         4,380         4,380
                               ---------- -------- ------------- ------------- ------------- -------------

Balance December 31, 1999      $  -----   $    308 $      -----  $     94,577   $   (16,788) $     78,097
                               ========== ======== ============= ============= ============= =============


















  See accompanying notes to consolidated financial statements.


                             TRANSIT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                              Years ended December 31,
                                               -----------------------------------------------------------
                                                   1998                   1998                  1997
                                               -------------          -------------         --------------
Cash flows from operating activities:
  Income from continuing operations            $      4,380           $     11,696          $         262
                                               -------------          -------------         --------------

  Adjustments to reconcile  net income to cash
  (used) provided by continuing operations:
     Depreciation and amortization                   13,856                  7,518                  1,610
     Deferred income taxes                            1,138                 (7,666)                     -
     Gain on disposal of fixed assets                  (544)                     -                      -
     Bad debt expense                                   390                      -                      -
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable   (17,009)                (2,797)                 2,062
       (Increase) decrease in other assets           (4,184)                   162                    258
       (Decrease) increase in accounts payable       (1,328)                (2,498)                   283
       (Decrease) increase in accrued expenses       (3,762)                 2,027                    (42)
       (Decrease) increase in other long-term
        liabilities                                    (215)                    22                    208
       Other                                           (505)                   355                     84
                                               -------------          -------------         --------------
         Total adjustments                          (12,163)                (2,877)                 4,463
                                               -------------          -------------         --------------

       Net cash (used) provided by
        continuing operations                        (7,783)                 8,819                  4,725
       Net cash used by discontinued operations        (244)                  (413)                (4,584)
                                               -------------          -------------         --------------
         Net cash (used) provided by
          operating activities                       (8,027)                 8,406                    141
                                               -------------          -------------         --------------

Cash flows from investing activities:
  Business combinations, net of cash acquired       (28,413)                (3,812)                (3,883)
  Proceeds from disposal of equipment                24,803                 15,044                    314
  Purchase of equipment                             (21,553)                (7,067)                  (146)
  Other                                                 608                     82                    619
                                               -------------          -------------         --------------
         Net cash (used) provided by
          investing activities                      (24,555)                 4,247                 (3,096)
                                               -------------          -------------         --------------

Cash flows from financing activities:
  Proceeds from issuance of redeemable
             preferred stock                         24,795                      -                      -
  Proceeds from issuance of stock                         -                      -                  1,282
  Exercise of common stock options                      271
  Retirement of common stock                         (1,548)                     -                      -
  Dividends paid on preferred stock                  (1,420)                     -                   (282)
  Increase in short-term borrowings                       -                    606                  1,938
  Increase in long-term debt and
   capital lease obligations                        128,882                 17,799                  7,615
  Repayment of long-term debt and
   capital lease obligations                       (118,025)               (30,485)                (5,194)
  (Decrease) increase in bank overdraft                (236)                   657                 (1,621)
                                               -------------          -------------         --------------
         Net cash prov (used) by
          financing activities                       32,719                (11,423)                 3,738
                                               -------------          -------------         --------------

Increase in cash                                        137                  1,230                    783
Cash beginning of period                              2,020                    790                      7
                                               -------------          -------------         --------------
Cash end of period                             $      2,157           $      2,020          $         790
                                               =============          =============         ==============

Supplemental cash flow data:
  Cash paid for interest                       $      6,252           $      3,917          $         841
                                               =============          =============         ==============

Business combinations:
  Fair value of assets acquired                $    177,846           $     57,055          $      80,703
  Fair value of liabilities assumed                (122,766)               (37,141)               (50,100)
  Common stock issued                               (26,628)               (15,413)               (26,453)
                                               -------------          -------------         --------------
    Net cash payments                          $     28,452           $      4,501          $       4,150
                                               =============          =============         ==============

See accompanying notes to consolidated financial statements.
         37






TRANSIT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

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

Revenue Recognition - Revenues and related expenses are recognized in accordance with EITF 91-9 "Revenue and Expense Recognition for Freight Services in Process".

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

Equipment - Equipment is stated at historical cost, (except for equipment obtained in connection with the Company's business acquisitions which is stated at fair market value on the date of acquisition) net of accumulated depreciation and amortization. Except for life extending repair costs (such as engine overhauls), all equipment maintenance and repair costs are charged to operating expense as incurred. The Company periodically reviews the value of its equipment to determine if an impairment has occurred. The Company measures the potential impairment of its equipment by the undiscounted value of expected future operating cash flows in relation to the fair value of the equipment. Based on its review the Company does not believe an impairment of its equipment has occurred. Depreciation is provided using the straight-line method over the estimated useful life of the asset. Leased equipment is amortized over varying periods not in excess of the estimated useful life of the asset or lease term depending on the type of capital lease. Gain or loss upon retirement or disposal of equipment is recorded as income or expense. The ranges of depreciable lives used for financial reporting purposes are:

                                                                        Years
         Autos, trucks, trailers and life extending repairs            2 to 10
         Office equipment and furniture                                3 to 10
         Terminal equipment                                            3 to 10
         Buildings and improvements                                   10 to 20

Goodwill - Goodwill, representing the excess of cost over fair value of net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight-line method over 40 years. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future operating cash flows in relation to its net capital investment in the acquired business. If an impairment were determined to exist, goodwill would be written down to fair market value. Based on its review, the Company does not believe that an impairment of its goodwill has occurred. Amortization expense was $1.8 million, $1.0 million, and $.3 million, in 1999, 1998 and 1997, respectively. Accumulated amortization was $3.0 million and $1.2 million at December 31, 1999 and 1998, respectively.

Income Taxes - Deferred tax liability or assets are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

Foreign Currency Translation - Balance sheet accounts are translated at the exchange rate in effect at each year-end and income accounts are translated at the average rates of exchange prevailing during the year. Gains and losses resulting from foreign currency transactions are currently included in income.

Comprehensive Income - The Company has no items of other comprehensive income at December 31, 1999, 1998 and 1997.

Business Segments - Management views the Company as operating in a single segment.

Earnings Per Share ("EPS") - Basic EPS is calculated using the weighted average number of outstanding common shares for the period, which were 28,048,889, 22,391,142 and 11,094,207 in 1999, 1998 and 1997 respectively. Diluted EPS reflects the potential dilution that could occur if securities were exercised or converted into common stock or resulted in the issuance of common stock that would then share in earnings. Shares used in the diluted EPS calculation were 28,904,089 and 23,646,073 in 1999 and 1998 respectively. The difference between basic and diluted shares represents the number of common shares issuable upon exercise of diluted options. In 1997, options were not included in the computation of fully dilutive earnings per share because to do so would have been anti-dilutive.

NOTE 3: Business Combinations

The business combinations describe below were accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired companies have been included in the Company's consolidated financial statements since their respective dates of acquisition. Assets acquired and liabilities assumed were recorded at fair market value at the date of acquisition.

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

In August 1997, the Company acquired Service Express, Inc., an Alabama corporation with operations based in Tuscaloosa, Alabama. Pursuant to the Agreement and Plan of Reorganization executed at closing, a wholly-owned Alabama subsidiary of Transit Group was merged with and into Service Express in a reverse triangular merger, with Service Express remaining as the surviving corporation of the merger. Upon consummation of the merger, all of the outstanding common stock of Service Express was converted into 903,226 shares of Transit Group common stock. In connection with the acquisition of Service Express, the Company granted the selling shareholders the right through August 15, 1998 (extended to February 1999) to require the Company to redeem up to $1.8 million of shares of the Company at $3.875 per share. Through December 31, 1998, selling shareholders had sold $.4 million of stock to third parties and $1.4 million was redeemed by the Company in the first quarter of 1999.

Also in August 1997, the Company acquired Capitol Warehouse, Inc., a Kentucky corporation with operations based in Louisville, Kentucky. Pursuant to the Agreement and Plan of Reorganization executed at closing, a wholly-owned Kentucky subsidiary of Transit Group was merged with and into Capitol Warehouse in a reverse triangular merger, with Capitol Warehouse remaining as the surviving corporation of the merger. Upon consummation of the merger, all of the outstanding common stock of Capitol Warehouse was converted into 641,283 shares of Transit Group common stock. In connection with the acquisition of Capitol Warehouse, the Company granted the selling shareholder the right to require the Company to redeem up to $.3 million of the Company's stock at $6.75 per share. The shareholders have exercised their redemption rights for all of these shares which were purchased by third parties.

In August 1997, the Company consummated the acquisition of Carroll Fulmer Group, Inc., a Florida corporation with operations based in Groveland, Florida.
Pursuant to the Agreement and Plan of Reorganization executed at closing, Carroll Fulmer merged with and into Transit Group Sub., Inc. a wholly-owned Florida subsidiary of Transit Group (the "Subsidiary"), in a forward triangular merger, with the Subsidiary remaining as the surviving corporation of the merger. Upon consummation of the merger, the Company executed a promissory note in the amount of $2.25 million payable over 5 years, and all of the outstanding common stock of Carroll Fulmer was converted into 4,166,666 shares of Transit Group common stock, and the Subsidiary's name was changed to Carroll Fulmer Group, Inc. In connection with the acquisition of Carroll Fulmer, the Company granted the selling shareholders the right to require either the Company redeem or a major shareholder of the Company acquire up to $6.0 million of stock at a price of $3.60 per share. Of this $6.0 million, redemption rights in the amount of $2.5 million were exercisable before August 29, 1998 when an additional $3.5 million became exercisable. All redemption rights expire August 29, 2003.
Through December 31, 1999, the Company has received notification that shareholders have exercised their redemption rights with respect to approximately $2.3 million. Of this amount, approximately $2.25 million of stock has been purchased by third parties and $.08 million has been redeemed by the Company, thereby reducing the Company's obligation. The remaining $3.7 million will be either sold to third parties, redeemed by the Company or acquired by a major shareholder. In the second quarter of 1999, the Company loaned $.5 million to one of the selling shareholders in the form of an 8% secured promissory note due on demand.

In December 1997, the Company acquired the net assets of Rainbow Trucking Services, Inc., a Kentucky corporation engaged in the full load, long-haul trucking business. Upon consummation of this acquisition all of the common stock of Rainbow Trucking (and two affiliate companies) was converted into 679,246 shares of Transit Group common stock. The Company made loans to the selling shareholders in the amount of $675,000. Such loans became due on June 30, 1999 at which time the notes were redeemed in exchange for 101,887 of the Company's common shares.

In January 1998, the Company acquired Transportation Resources & Management, Inc. ("TRM"), an Indiana corporation with operations based in Fort Wayne, Indiana. Pursuant to the Reorganization Agreement executed at closing, the Company purchased all the outstanding capital stock of TRM and the business and related assets operated and owned by the shareholders of TRM for $.2 million in the form of a secured promissory note and 365,957 shares of the Company's common stock. The promissory note was increased by $.2 million and the due date extended to May 2000 from its original due date of April 1999. In accordance with the terms of the Purchase Agreement if the Company's common stock price did not exceed a specified target price on February 1, 1999, the selling shareholders were entitled to additional shares. In the second quarter of 1999, 20,823 additional common shares were issued.

In May 1998, the Company acquired Certified Transport and Venture Logistics, Inc., Indiana corporations with headquarters in Indianapolis. The Company purchased all of the outstanding capital stock of Certified and Venture for $.8 million in cash, a $.4 million secured promissory note and 1,072,165 shares of the Company's common stock. The original due date of the loan was extended from November 1999 to May 2000.

In June 1998, the Company consummated the acquisition of KJ Transportation, Inc., a New York corporation with operations based in Farmington, New York. Pursuant to the Agreement and Plan of Reorganization executed at closing, KJ merged with and into Transit Group Subsidiary, Inc. in a forward triangular merger with the Subsidiary remaining as the surviving corporation of the merger. Upon consummation of the merger all of the outstanding stock of KJ was converted into 878,688 shares of the Company's stock and a cash payment in the amount of $3.0 million. Simultaneously with the acquisition of KJ, we acquired all of the outstanding stock of J&L Leasing, Inc. of Farmington, New York for $.5 million.

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

In August 1998, the Company issued 178,519 common shares in exchange for all of the issued and outstanding shares of Diversified Trucking Corporation, an Opelika, Alabama based trucking company.

Also in August 1998, the Company acquired all of the issued and outstanding shares of Dothan, Alabama - based Northstar Transportation, Inc. in exchange for 349,091 shares of Transit Group common stock.

In January 1999, the Company acquired Olive Branch, Mississippi - based Priority Transportation, Inc. in exchange for a cash payment of $1.5 million and 890,000 shares of the Company's common stock.

In March 1999, the Company made two acquisitions. First, the Company acquired Massengill Trucking Services, Inc. in a forward triangular merger. Based in Hickory Flat, Mississippi, the Company issued 1,069,518 shares of the Company's common stock and paid $2.2 million in cash for all of the issued and outstanding shares of Massengill. Next the Company acquired KAT, Inc., headquartered in Chesterton, Indiana for a cash payment of $.75 million and the issuance of 811,500 shares of the Company's common stock.

In July 1999, the Company acquired three more companies. Based in Gretna, Nebraska, the Company acquired R&M Transportation, Inc., and its affiliate Williams Brothers Trucking for cash of $1.4 million and the issuance of 1,215,000 shares of the Company's common stock. Headquartered in Jeffersonville, Indiana, Bestway Trucking, Inc. and its affiliates DLS and Connection One were acquired for 1,542,501 shares of the Company's common stock and a cash payment of $6.8 million. The Company's third July acquisition was MDR Cartage, Inc., headquartered in Jonesboro, Arkansas. In exchange for all of the issued and outstanding shares of MDR, the Company issued 2,450,000 shares of its common stock and paid $1.8 million in cash.

In September 1999, the Company acquired Green Bay, Wisconsin based Fox Midwest, Inc. and its affiliate SDS Distributors in exchange for a cash payment of $1.875 million and the issuance of 510,204 shares of its common stock.

In November 1999, the Company completed the acquisition of Atlanta, Georgia based - Land Transportation, LLC. The Company issued 100,000 shares of its common stock and paid $18 million (including a $6 million note) for the accounts receivables and container operations of Land Transportation, the intermodel marketing arm of Land Transportation and the related brokerage operation.

In connection with companies acquired in 1998 and 1997 we determined certain administrative positions were redundant and accrued $4.2 million for severance related to the elimination of those positions. The liability recorded was charged to the goodwill of the companies acquired. During 1999, $1 million was paid in cash and an adjustment of $.2 million was recorded to reduce the liability with a corresponding reduction in goodwill. The remaining balance will be paid through 2003 in accordance with certain employment contracts.

Early in 1999 the Company began formulating a plan to consolidate most "backoffice operations" at its service center in Groveland, Florida. The plan was finalized during the fourth quarter of 1999 with the completion of the last acquisition. The first phase of the plan involves consolidating accounting,
financial  reporting,   fuel  taxes,  risk  management,   payroll,   credit  and
collections, disbursements, certain safety functions and purchasing of the companies acquired during 1999. The employee groups covered were notified during December 1999. As a result of this plan, a charge of $.5 million was recorded as part of the acquisition cost of the companies acquired and charged to goodwill. The charge is intended to cover severance for approximately 100 employees affected and the relocation of three employees to the Groveland service center. The amount of severance each employee is entitled to is based on the years of employment of each employee affected. The plan is expected to be completed by September 2000 at which time the severance will be paid. Beginning in 2001, the Company expects the elimination of these positions will result in annual pretax savings of $1.0-$2.0 million.

See note 13 for the Unaudited Pro Forma results of the acquisitions discussed above.

NOTE 4: Discontinued Operations

During the second quarter of 1997, the Company approved a plan to dispose of its parcel delivery and courier operations. After negotiations with a third party failed, the Company executed a contract for the sale of the parcel delivery business to a company controlled by Transit Group's Chairman. The sale contract became effective on September 30, 1997. Under the contract, the buyer assumed certain net liabilities related to the parcel delivery operations and received 876,569 shares of the Company's common stock in exchange. In 1999 the Company issued an additional 50,130 shares of its common stock in final satisfaction of all liabilities.

Revenues attributable to the discontinued business were $14.7 million for the year ended December 31, 1997 and zero thereafter.

The loss from discontinued operations has been reflected as a disposal of a segment. The December 31, 1997 consolidated statements of operations and cash flows for the year then ended have been restated to separately reflect the financial position, results of operations, and cash flows of the discontinued parcel delivery and courier businesses. Net liabilities of discontinued operations were nil and $.3 million at December 31, 1999 and 1998 respectively.

NOTE 5: Preferred Stock and Non Redeemable Preferred Stock.

In the second quarter of 1997 the holders of the Company's outstanding preferred stock elected to convert their preferred stock and accrued dividends of $385,000 to common stock. The Company issued 4,323,922 shares of common stock upon the conversion.

In May 1999 the Company issued five million shares of 9% Redeemable Preferred Stock for $5.00 per share. Each Redeemable Preferred Share may be converted at any time, at the option of the preferred shareholder, for one share of the Company's common stock. The Redeemable Preferred Stock agreement contains certain anti-dilutive provisions which would require the issuance of additional Redeemable Preferred Shares if the Company issues any of its common stock at less than $5.00 per share. Beginning three years from the date of issuance of the Redeemable Preferred Shares, (and for the succeeding two years) the preferred shareholders can cause the Company to purchase up to 33% per year of the outstanding Redeemable Preferred Stock for $5.00 per share. In addition, certain conditions such as a change in ownership can accelerate the redemption requirement.

The Company is required to provide financial information and maintain certain financial conditions. The conditions involve limitations on mergers, acquisitions, asset sales, and additional indebtedness. The Company was in compliance of all of requirements of this Agreement. Should an Event of Default occur and remain, the holders of the Preferred Stock will have the right to elect two members of the Board of Directors of the Company.

NOTE 6: Income Taxes

The (benefit) provision for income taxes consisted of the following:

                                                                               Years ended December 31,
                                                          -----------------------------------------------------------------
                                                                 1999                   1998                   1997
                                                          -------------------    -------------------     ------------------
Current:
     Federal                                              $             189     $              145                  -----

     Foreign                                                              34                    13                  -----

     State                                                               370                   394                  -----

                                                          -------------------    -------------------     ------------------
       Total current                                                     593                    552                    43
                                                          -------------------    -------------------     ------------------

Deferred:
     Federal                                                             643                (7,190)                  -----
     Foreign                                                              99                  -----                  -----
     State                                                               396                  (476)                     28
                                                           -------------------    -------------------     ------------------
       Total deferred                                                  1,138                (7,666)                     28
                                                           -------------------    -------------------     ------------------

       Provision (benefit)  for income taxes               $           1,731      $         (7,114)       $             71
                                                           ===================    ===================     ==================

The components of the net deferred tax liability are as follows:

                                                                       Years ended December 31,
                                                              --------------------------------------------
                                                                     1999                     1998
                                                              --------------------     -------------------

       Depreciation                                             $       27,232          $         7,024
       Net operating loss                                               (9,626)                 (10,290)
       AMT credits                                                        (368)                    ----
       Cash to accrual                                                     616                      466
       Bad debt reserve                                                   (919)                    (262)
       Accrued expenses                                                 (1,502)                    (428)
       Valuation of notes payable                                         (995)                    (161)
       Other                                                               271                       27
                                                                --------------------     -------------------
                                                                        14,709                   (3,624)
       Valuation allowance                                               1,118                    2,960
                                                                --------------------     -------------------

           Net deferred income tax liability                    $       15,827           $         (664)
                                                                ====================     ===================

The difference between the provision for income taxes attributable to continuing operations and the amounts that would be expected using the Federal statutory income tax rate of 34% is explained below.

                                                                                Years ended December 31,
                                                                       1999               1998               1997
                                                                ------------------ ------------------ -----------------

Tax at federal statutory rate - continuing operations            $           2,078  $           1,558  $           113
Tax at federal statutory rate - discontinued operations                       ----               ----           (4,048)
Change in deferred tax asset valuation allowance                            (2,671)            (9,710)           3,710
Nondeductible expenses                                                       1,903              1,080              226
State taxes, net                                                               288                (54)              47
Foreign tax                                                                    133                 12               23
                                                                 ------------------ ------------------ -----------------

Net provision (benefit) for income taxes                         $           1,731  $          (7,114) $            71
                                                                 ================== ================== =================

At December 31, 1999, the Company has $31,024 of federal net operating loss carryforwards potentially available to offset taxable income which expire during the years 2009 to 2018. In 1998, the Company recognized $7,504 in benefits for these net operating losses because management believed it was more likely than not that the benefits will be realized. The Company will be limited in the amount of net operating loss which can be offset against taxable income in any given year because of significant changes in ownership. Certain pre-acquisition losses of acquired companies will be unusable because of the change of ownership provisions and a valuation allowance remains for those losses. To the extent these losses are utilized, any benefit will be used to reduce goodwill as the losses were incurred by acquired subsidiaries. In 1999, Federal consolidated return regulations were issued that changed the rules for using operating loss carryovers by eliminating the requirement to apply the separate return limitation loss years limitations to situations in which a change of ownership as defined in Section 382 of the Internal Revenue Code occurred within six months of an acquired company becoming a member of the group. As a result, the Company reduced the valuation allowance for these net operating losses carryforwards by $2.7 million by recording a tax benefit to the statement of operations. Effective for tax year beginning after August 5, 1997, the carryforward period for net operating losses has been extended from 15 to 20 years. Tax loss carryforwards at December 31, 1999 expire as follows:


                         Year of Expiration                  Federal
                     ----------------------------     ---------------------

                                2009                  $                434
                                2010                                 3,993
                                2011                                 9,680
                                2012                                14,798
                                2017                                 1,339
                                2018                                   780
                                                -     ---------------------

                                                      $             31,024
                                                      =====================

NOTE 7: Property, Equipment and Capitalized Leases
                                                                             December 31,
                                                               -----------------------------------------
                                                                      1999                  1998
                                                               -------------------    ------------------

                 Property and equipment:
-
                   Land                                        $            1,083     $            728
                   Building                                                 3,734                2,815
                   Revenue equipment                                      106,950               38,078
                   Other                                                   16,957                6,013
                                                               -------------------    ------------------
                     Total                                                128,724               47,634
                   Less accumulated depreciation                           18,782                7,362
                                                               -------------------    ------------------

                                                                          109,942               40,272
                                                               -------------------    ------------------

                  Capitalized leases:
                   Revenue equipment                                       5,522                 3,434

                   Other                                                      896                  380
                                                               -------------------    ------------------
                     Total                                                  6,418                3,814
                   Less accumulated amortization                            1,642                1,268
                                                               -------------------    ------------------

                                                                            4,776                2,546
                                                               -------------------    ------------------

                                                               $          114,718     $         42,818
                                                               ===================    ==================

Depreciation and amortization expense related to property, equipment and capitalized leases was $12.1, $6.6 and $1.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.


NOTE 8: Long-Term Debt
                                                                            December 31,
                                                           ------------------------------------------------
                                                                   1999                       1998
                                                           ----------------------     ---------------------

Notes payable to commercial lenders,        secured
primarily by revenue       equipment;  interest rates
from 5.7% to      12%;     payable     in     monthly
installments      through 2003
                                                           $           70,212         $          23,609

Notes payable to bank, secured by land      and
building with a net book value of   $3.4     million;
interest rates from 6.9% to         12%;  payable  in
monthly installments       through  2015
                                                                        1,425                     1,523

Note payable to affiliate of the Chairman,  unsecured;
   9% interest; $.5 million due April 1999 and $1 million
   due each year thereafter
                                                                       ------                     3,500

Note payable to bank, cross collateralized to credit
   facility; interest at 2.50%over LIBOR (5.06% at December
   31, 1998) payable monthly with final maturity in 2002
                                                                       ------                     5,000

Credit  facility,  secured by  accounts  receivable and
   certain fixed  assets:interest at 2.00% over LIBOR
   (6.48% at December 31, 1999)  interest  only for one
   year; acquisition  credit converts to a four year term
   facility payable quarterly with final maturity in 2004
                                                                       88,345                    ------


Credit  facility  secured  by  accounts   receivable;
   interest rate at 2.25% over LIBOR
                                                                       ------                    17,156
                                                           ----------------------     ---------------------

                                                                      159,982                    50,788
Less current portion                                                   22,404                    10,754
                                                           ----------------------     ---------------------

                                                           $          137,578         $          40,034
                                                           ======================     =====================

The credit facility contains customary financial covenants that include limitations on dividends, indebtedness, mergers, sale of assets and the repurchase of common stock. Requirements exist to maintain minimum levels of coverage for a Fixed Charge Coverage Ratio, Leverage Ratio, Asset Coverage Ratio, and Minimum Consolidated Net Worth (all defined). The Company was in compliance with all covenants with the exception of the Fixed Charge Coverage Ratio at December 31, 1999. This covenant was waived at that date and the Company believes that this covenant will be maintained during 2000. Accordingly, the credit facility remains classified according to the terms of the agreement. At December 31, 1999, $36.7 million was available under the credit facility.Long-term debt matures as follows:

      Years Ended                                             Long-term
      December 31,                                              Debt
      --------------------------------------              ------------------

      2000                                                 $        22,404
      2001                                                          20,447
      2002                                                         14,705
      2003                                                          10,253
      2004                                                          86,896
      Thereafter                                                     5,277
                                                           ------------------
          Total long-term debt                                     159,982
          Less current portion                                      22,404
                                                           ------------------

            Long-term portion of long-term debt            $       137,578
                                                           ==================

NOTE 9: Capitalized LeasesThe Company has entered into certain lease agreements, which have been accounted for as capitalized leases. Substantially all of the capitalized leases are for vehicles. The present value of such commitments for the capitalized leases are as follows:

                                                                Capitalized
        Years Ended                                                Lease
        December 31,                                            Obligations
        --------------------------------------------          -----------------

             2000                                             $          1,586
             2001                                                        1,452
             2002                                                          500
                                                              -----------------
                                                              -----------------
        Total minimum obligations                                        3,538
        Less current portion                                             1,586
                                                              -----------------

            Long-term capitalized lease obligations           $          1,952
                                                              =================

Interest expense on obligations outstanding under capitalized leases was $.3 million for all years presented.NOTE 10: Operating LeasesIn November 1998, the Company entered into a $50 million equipment lease facility with a commercial lender. The facility is available to refinance of certain existing equipment and the remainder to support future equipment leases. The terms of the leases will vary from 30-48 months, for used equipment, and up to 60 months for new equipment. Initial fundings under the facility bore interest at rates between 5.50% and 6.00%. Interest rates on future fundings will be subject to changes in the 3-year U.S. Treasury interest rates. At the expiration of the lease, the Company may renew the lease, return the equipment subject to the payment of a Terminal Rate Adjustment Clause or purchase the equipment. At December 31, 1999, this facility was fully utilized.The Company also leases terminal and office facilities under non-cancelable operating lease agreements. Lease terms range from one to five years and provide that the Company will pay real estate taxes, maintenance, insurance and certain other expenses. At December 31, 1999 future minimum payments under non-cancelable operating leases having an initial or remaining term of more than one year were:

                                                           Operating
                                                          Years Ended
                 Years ended                                 Lease
                 Years Ended                              Years Ended
                 December 31,                             Obligations
                 ------------------------             ---------------------

                      2000                            $            25,111
                      2001                                         22,263
                      2002                                         17,185
                      2003                                         10,465
                      2004                                          2,622
                                                      ---------------------

                          Total                       $            77,646
                                                      =====================

Total rent expense under all operating leases was $20.4 million, $6.1 million and $.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company believes that upon expiration of these leases it will be able to negotiate new leases on acceptable terms although lease costs may increase.NOTE 11: Fair Values of Financial Instruments For instruments including cash, accounts receivable and payable, and accrued expenses, carrying amounts approximate fair value. The carrying amount of long-term debt and capital lease obligations which bear interest at floating rates, also approximate fair value. Fixed-rate debt totaling $71.6 million has a fair value of $67.9 million. The fair value of the preferred stock is approximately $24.0 million.NOTE 12: Stock Options and WarrantsThe Company has granted options and warrants to acquire its common stock at various times under various plans, contracts and employment agreements that approximated or exceeded fair market value at the date of issue. Options and warrants which vest over various periods (to a maximum of 4 years), may be exercised over periods ranging up to ten years and generally expire in five to ten years. The 1998 Stock Option Plan provides that the Board of Directors or its delegate may grant stock options, stock appreciation rights ("SARs") or restricted stock awards, to selected employees, directors and independent contractors. The maximum aggregate number of shares of common stock that may be issued under the Plan is 2,000,000, plus 1% of the total issued and outstanding shares as of December 31 of the year the Plan is in effect.A summary of outstanding options and warrants is as follows:

                                                                        December 31,
                                         ---------------------------------------------------------------------------
                                                        1999                                   1998
                                         -----------------------------------    ------------------------------------
                                                           Weighted-Avg.                           Weighted-Avg.
                                            Shares        Exercise Price            Shares        Exercise Price
Outstanding beginning of
  year                                       3,413,058        $ 3.69                2,754,158         $ 3.19
Granted during the year                        903,700          4.49                  807,000           5.81
Exercised                                     (699,517)         2.93                  (49,900)          4.54
Forfeited or expired                          (148,766)         4.80                  (98,200)          6.01
                                          --------------                         ---------------

Outstanding at end of year                   3,468,475        $ 3.99                3,413,058         $ 3.69
                                          ==============                         ===============

Exercisable at end of year                   2,250,058                              2,394,787
                                          ==============                         ===============

Options and warrants outstanding at December 31, 1999 were exercisable at prices ranging from $1.43 to $6.88. All stock options and warrants are non-compensatory. Options and warrants outstanding at year end may be summarized as follows:

                    Range of                          Number                     Weighted -Average
                 Exercise Price                    Outstanding                     Exercise Price
           ----------------------------      -------------------------       ---------------------------

                  $1.43 - 1.99                           36,250                        $1.44
                   2.00 - 2.99                        1,274,318                         2.16
                   3.00 - 3.99                          132,250                         3.59
                   4.00 - 4.99                        1,074,257                         4.30
                   5.00 - 5.99                          154,500                         5.21
                   6.00 - 6.88                          796,900                         6.44

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




                                                                           1999              1998             1997
                                                                     ---------------- ------------------ ---------------
 Net  income (loss):                    As reported                          $ 4,380           $ 11,696      $ (11,644)
                                        Unaudited pro forma                  $ 3,335           $ 10,873      $ (12,984)

 Net income (loss) per share:           As reported - basic                      .11                .52          (1.08)
                                        Unaudited pro forma
                                       basic                                     .07                .49          (1.21)

                                        As reported - diluted                    .10                .49          (1.08)
                                        Unaudited pro forma
                                       diluted                                   .07                .46          (1.21)

The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively; expected volatility of 22%, 1.02% and 1.22% and risk-free interest rates of 5.44%, 4.28% and 5.48%, respectively. An expected option term of 5 years for both periods was developed based on historical grant information. Because the Company has not paid dividends and anticipates retaining earnings to provide funds for the operation and expansion of the Company in the future, no dividends were assumed in the Black-Scholes option pricing model.Because the Company's stock options and warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.NOTE 13: Unaudited Pro Forma Results of Operations Since July 1997, we have acquired 19 truckload carriers. Combining the purchasing power of these companies has enabled us to reduce certain costs particularly in the areas of insurance, interest and leasing costs, fuel, and overhead. Our strategy is to allow the acquired companies to focus on marketing, customer service, and operations while administrative and financial costs are centralized in the Corporate Services Division of Transit Group Transportation, LLC.

The unaudited pro forma financial information reflects the operations of the 19 acquired companies as if they all had been acquired on January 1, 1998. The following adjustments were made to the historical financial statements of acquired companies prior to their acquisition by us:

o Reduced depreciation expense due to changes in depreciation policies and estimated lives; o Amortization of goodwill recorded in connection with the acquisitions; o Recognition of lease expense incurred in connection with certain sale-lease back transactions; o Additional interest costs for the cash portion of the acquisition costs; o Interest costs of the acquired companies have been adjusted to reflect our financing costs; and o Provision for income taxes at our estimated annual rates.
o Excluded the impact of the change in the valuation allowance for deferred tax assets.

No projected provision for cost reductions (such as insurance, overhead, purchasing, and fuel) have been reflected in the historical financial statements of the subsidiaries from January 1, 1998 through the date of acquisition.


                                                                                December 31,
                                                                  -----------------------------------------
                                                                        1999                    1998
                                                                  -----------------       -----------------
                 Operating revenues                               $       493,968          $      468,156
                                                                  =================       =================
                 Net income                                       $         4,564          $        7,143
                                                                  =================       =================
                 Income per basic common share                    $           .14          $          .22
                                                                  =================       =================
                 Income per diluted common share                  $           .14          $          .21
                                                                  =================       =================
                 Weighted average number of basic common shares
                 outstanding                                           31,887,857              32,194,435
                                                                  =================       =================
                 Weighted average number of diluted common
                 shares outstanding                                    32,743,056              33,449,366
                                                                  =================       =================

NOTE 14: Related Party TransactionsThe Company leases certain facilities from several of the former owners of the businesses acquired. During 1999, 1998 and 1997, rental payments under operating leases to related parties aggregated $1.4 million, $.1 million and $.2 million respectively. Payments to related parties under capitalized leases totaled $1.6 million in 1999 and 1998 and $.8 million in 1997.

The terms of the leases with related parties is, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated third parties.

In connection with the acquisition of three companies Transit Group loaned an aggregate of $1.3 million to selling shareholders. A $.7 million note related to the 1997 acquisition of Rainbow was redeemed in the third quarter of 1999 for 118,877 shares of the Company's common stock. A note receivable in the amount of $.2 million was due in April 1999 at which time it was increased to $.4 million and extended to May 2000. A $.4 million note due in November 1999 was extended to May 2000. During 1999 $.5 million was loaned to a shareholder in the form of an 8% demand note secured by stock and other advances of approximately $0.5 million were made to employees..

NOTE  15:
Commitments and ContingenciesIn connection with the acquisitions of Capitol Warehouse, Service Express and Carroll Fulmer, the Company granted the selling shareholders the right to require the Company to redeem a portion of the shares which they received in exchange for selling their businesses to the Company. The dollar amount of stock subject to mandatory redemption by the Company aggregated approximately $8.1 million. The redemption rights expire in the amounts of $2.1 million at August 15, 1998 and $6.0 million at August 29, 2003.

Holders of redemption rights with respect to $6.0 million of stock may require either the Company to redeem the stock or a major shareholder of the Company to acquire the stock at a price of $3.60 per share. Through December 31, 1998, the Company has received notification that shareholders have exercised their redemption rights with respect to approximately $2.3 million. Of this amount, approximately $2.25 million has been purchased by third parties and $0.08 million has been redeemed by the Company, thereby reducing the Company's obligation. To the extent such redemption rights are exercised, the Company will be required to fund the cash required to meet its obligations under the redemption rights by drawing on bank lines which may be available to its subsidiaries, or to call upon a major shareholder to purchase the stock under such shareholder's obligations and guarantees associated with the acquisition contracts.

In connection with the sale of the Company's parcel delivery and courier operations, the Company issued certain warranties regarding the value of certain assets and liabilities transferred to the purchasers of the businesses and remains contingently liable on certain real and personal property leases. To provide for possible liabilities, which would arise under the warranties on lease agreements, the Company has recorded a liability of approximately $.3 million and $. 6 million at December 31, 1998 and 1997, respectively.

The Company is a party to various other legal actions which are ordinary and incidental to its business. While the outcomes of legal actions cannot be predicted with certainty, the Company believes the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on its consolidated financial position or results of operations.

During 1999, the Company entered into an agreement to purchase 600 tractors over a two year period at a fixed price per unit. The Company is not obligated to purchase 600 tractors. The price for the tractors purchased will be retroactively increased to reflect an appropriate price for the number of tractors purchased. Based on the actual number of tractors purchased through December 31, 1999 and planned purchases for 2000, the Company does not expect any change to the price per tractor.

During 1998, the Company entered into an agreement to purchase 3,000 satellite communications and monitoring units over a three year period at a fixed price per unit. The Company is not obligated to purchase 3,000 units. However, should the Company not purchase 3,000 units, the price for the units purchased will be retroactively increased to reflect an appropriate price for the number of units purchased. Based on the actual number of units purchased through December 31, 1999 and planned purchases for 2000, the Company does not expect any change to the price per unit.

Note 16: Quarterly Results of Operations (Unaudited)

                                                             Three month periods ended
                                      ----------------------------------------------------------------------

                                       March 31,         June 30,           September 30,         December 31
                                      ------------ ------------------     -------------------     -----------
                                                   Reported   Restated    Reported   Restated
Year ended December 31, 1999
--------------------------------------

Total revenues and other income          $ 64,843   $ 75,167    $ 75,167   $ 93,372   $  93,272   $ 122,244

Operating income                            2,961      4,698       4,698      5,052       4,586         719

Income before income taxes                  1,959      3,181       3,181      3,405       2,939      (1,968)

Income taxes (benefit)                      1,026      1,579      (1,092)     1,741       1,559         238

Net income                                    933      1,602       4,273      1,664       1,380      (2,206)

Preferred stock dividends                       0       (296)       (296)      (562)       (562)       (562)

Amount available to common shareholders       933      1,306       3,977      1,102         818      (2,768)

Basic income (loss) per common share       $ 0.04     $ 0.05      $ 0.15     $ 0.04      $ 0.03     $ (0.09)

Diluted income (loss) per common share     $ 0.04     $ 0.05      $ 0.15     $ 0.04      $ 0.03     $ (0.09)


Year ended December 31, 1998
--------------------------------------

Total revenues and other income          $ 26,431   $ 35,408               $ 55,925                  59,789

Operating income                            1,747      2,139                  2,887                   2,119

Income before income taxes                    943      1,272                  1,264                   1,103

Income taxes (benefit)                        101        108                     43                  (7,366)

Net income                                    842      1,164                  1,221                   8,469

Basic income (loss) per common share       $ 0.04     $ 0.05                 $ 0.05                  $ 0.38

Diluted income (loss) per common share     $ 0.04     $ 0.05                 $ 0.05                  $ 0.35



 The second quarter of 1999 has been restated to reflect the utilization of a $2.7 million net operating loss carryforward discussed in Note 6. In November, the Emerging Issues Task Force determined that this benefit should be recorded in the income statement. The Company adopted the accounting principle retroactively to the beginning of the year and recorded the benefit in the quarter in which the tax law changed. Upon completion of our 1999 annual audit we determined that third quarter revenues were overstated by $.1 million and purchased transportation costs were understated by $.4 million. We have restated the third quarter of 1999 to correct these errors. The effect was to reduce earnings per share from $.04 as originally reported to $.03.

Note 17: Subsequent Event

The Company has finalized and is currently executing a plan to consolidate the "back office functions' of all remaining divisions. In connection with the plan, the Company will record a charge to income between $.9 million and $1.0 million during the quarter ending March 31, 2000 to cover severance from the termination of employees resulting from the plan. Each employee affected will be entitled to an amount determined based on the number of years of employment with the company. The Company expects the project to be completed by December 2000 at which time the severance will be paid. The Company expects the elimination of these positions will result in annual pretax savings of $1 million.