Form 10-Q/A
period 1999-06-30
TRANSIT GROUP INC
filed 2000-04-07
CIK 853532

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended    June 30, 1999
                                    ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________to________



                       Commission File Number: 000-18601
                                               ---------



                              TRANSIT GROUP, INC.
                              ------------------
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


                                (770) 444-0240
                                --------------
             (Registrant's telephone number, including area code)


Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No
         -----  -----

There were 27,322,933 shares of the Company's common stock outstanding as of August 4, 1999.

                              TRANSIT GROUP, INC.

                                  FORM 10-Q/A

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION                                                       Page Number
                                                                                     -----------
     Item 1
     ------

     Financial Statements

     Consolidated Balance Sheets
       as of June 30, 1999 (unaudited) and December 31, 1998                               3

     Consolidated Statements of Income (unaudited) for the three
       and six month periods ended June 30, 1999 and 1998                                  4

     Consolidated Statement of Changes in Total Non Redeemable
       Preferred Stock, Common Stock and Other Shareholder's Equity (unaudited)            5

     Consolidated Statements of Cash Flows (unaudited) for the six
       months ended June 30, 1999 and 1998                                                 6

     Notes to Consolidated Financial Statements (unaudited)                                7

     Item 2
     ------

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                                11

     Item 3
     ------

     Quantitative and Qualitative Disclosures About
     Market Risk                                                                          18


PART II.  OTHER INFORMATION

     Item 4
     ------

     Submission of Matters to a Vote of Security Holders                                  19


     Item 6
     ------

     Exhibits and Reports on Form 8-K                                                     19

This quarterly report on Form 10-Q/A is being filed as a result of the restatement of our consolidated financial statements for the three and six month periods ended June 30, 1999 to reflect the conclusion of the Emerging Issues Task Force regarding decreases in deferred tax asset valuation allowances established in a purchased business combination as a result of changes in tax regulations. Our Form 10-Q filed on August 16, 1999 is hereby superseded and restated as amended in its entirety.

                              TRANSIT GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                    ASSETS

                                                                                June 30,   December 31,
                                                                                  1999         1998
                                                                               ---------   ------------
                                                                              (Unaudited)
Current assets:
  Cash                                                                          $  1,020       $  2,020
  Accounts receivable (net of allowance of $756 and $706)                         40,707         28,437
  Other current assets                                                             8,298          5,611
  Deferred  income taxes                                                           1,103          1,103
                                                                                --------       --------
      Total current assets                                                        51,128         37,171
                                                                                --------       --------
Noncurrent assets:
  Property, equipment, and capitalized leases                                     62,986         42,818
  Goodwill                                                                        55,226         50,062
  Other assets                                                                       206            476
                                                                                --------       --------
      Total noncurrent assets                                                    118,418         93,356
                                                                                --------       --------

      Total assets                                                              $169,546       $130,527
                                                                                ========       ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and capital leases                       $ 17,390       $ 12,273
  Accounts payable                                                                12,026          6,170
  Bank overdrafts                                                                    542          1,319
  Accrued expenses and other current liabilities                                   7,738         10,029
  Net current liabilities of discontinued operations                                  29            273
                                                                                --------       --------
      Total current liabilities                                                   37,725         30,064
                                                                                --------       --------
Noncurrent liabilities:
  Long-term debt and capital lease obligations                                    40,466         38,963
  Note payable to affiliate of Chairman                                                -          3,500
  Other liabilities                                                                  385          4,291
  Deferred income taxes                                                              860            439
                                                                                --------       --------
     Total noncurrent liabilities                                                 41,711         47,193
                                                                                --------       --------

     Total liabilities                                                            79,436         77,257
                                                                                --------       --------

Redeemable common stock                                                            3,675          5,115
                                                                                --------       --------
Redeemable preferred stock                                                        24,912          -----
                                                                                --------       --------
 Non Redeemable preferred stock, common stock
 and other stockholders' equity:
  Preferred stock, no par value, 15,000,000 and 5,000,000 shares authorized        -----          -----
  Common Stock, $.01 par value, 100,000,000 shares
   authorized, 26,058,376 and 23,610,190 shares issued and outstanding               250            222
  Note receivable secured by stock                                                  (756)          (729)
  Additional paid-in capital                                                      76,868         68,411
  Accumulated deficit                                                            (14,839)       (19,749)
                                                                                --------       --------
      Total non redeemable preferred stock, common stock
       and other stockholders' equity                                             61,523         48,155
                                                                                --------       --------

      Total liabilities and stockholders' equity                                $169,546       $130,527
                                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                              TRANSIT GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except share data)
                                  (Unaudited)


                                                Three Months Ended June 30,    Six Months Ended June 30,
                                                ---------------------------   --------------------------
                                                     1999           1998          1999          1998
                                                ------------    -----------   -----------   ------------

Operating revenues                                $    75,167    $    35,402   $   140,011   $    61,747
                                                  -----------    -----------   -----------   -----------
Operating expenses:
Purchased transportation                               26,916         15,091        52,433        26,842
Salaries, wages and benefits                           19,114          7,657        34,756        13,750
Fuel                                                    6,336          2,511        11,194         4,534
Operating supplies and expenses                         7,587          4,629        14,460         5,875
Lease expense - revenue equipment                       4,475            377         8,611         1,102
Insurance                                                 990            459         1,785         1,108
Depreciation and amortization expense                   2,850          1,670         5,145         2,992
General and administrative expense                      2,201            873         3,968         1,688
                                                  -----------    -----------   -----------   -----------
     Total operating expenses                          70,469         33,267       132,352        57,891
                                                  -----------    -----------   -----------   -----------
     Operating income                                   4,698          2,135         7,659         3,856

Interest expense                                        1,517            862         2,519         1,641
                                                  -----------    -----------   -----------   -----------
     Income before income taxes                         3,181          1,273         5,140         2,215
Income tax (benefit) expense                           (1,092)           109           (66)          209
                                                  -----------    -----------   -----------   -----------
     Net income                                         4,273          1,164         5,206         2,006

Preferred stock dividends                                (296)         -----          (296)        -----
                                                  -----------    -----------   -----------   -----------
     Income available to common shareholders      $     3,977    $     1,164   $     4,910   $     2,006
                                                  ===========    ===========   ===========   ===========
Income per common share -- basic                  $      0.15    $      0.05   $      0.19   $      0.09
                                                  ===========    ===========   ===========   ===========
Income per common share -- diluted                $      0.15    $      0.05   $      0.19   $      0.09
                                                  ===========    ===========   ===========   ===========
Weighted average number of common shares
  outstanding - basic                              26,038,631     21,726,967    25,240,163    21,277,313
                                                  ===========    ===========   ===========   ===========
Weighted average number of common shares
  outstanding - diluted                            27,083,493     23,267,346    26,150,369    22,666,801
                                                  ===========    ===========   ===========   ===========

         See accompanying notes to consolidated financial statements.

                              TRANSIT GROUP, INC.
                  CONSOLIDATED STATEMENT OF CHANGES IN TOTAL
                 NON REDEEMABLE PREFERRED STOCK, COMMON STOCK
                        AND OTHER SHAREHOLDERS' EQUITY
                                (In thousands)
                                  (Unaudited)

                                                                                                 Total
                                 Common      Additional      Note receivable   Accumulated   shareholders'
                                  stock   paid-in capital   secured by stock     deficit         equity
                                 ------   ---------------   ----------------   -----------   -------------

Balance at December 31, 1998       $222           $68,411              $(729)     $(19,749)        $48,155

Issuance of preferred stock       -----             -----              -----         -----               -

Stock issued for acquisitions        28             8,377              -----         -----           8,405

Stock purchased and retired          (4)           (1,544)             -----         -----          (1,548)

Stock returned to settle
 contingencies and retired           (1)             (118)             -----         -----            (119)

Accrued interest                  -----             -----                (27)        -----             (27)

Stock issued to affiliate of
 Chairman                             1               230              -----         -----             231

Stock no longer subject to
 redemption                           4             1,436              -----         -----           1,440

Preferred dividends               -----             -----              -----          (296)           (296)

Stock options exercised           -----                76              -----         -----              76

Net income                        -----             -----              -----         5,206           5,206
                                  -----           -------              -----      --------         -------
Balance June 30, 1999              $250           $76,868              $(756)     $(14,839)        $61,523
                                  =====           =======              =====      ========         =======

          See accompanying notes to consolidated financial statements.

                              TRANSIT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                                     1999            1998
                                                                                   --------         --------
Cash flows from operating activities:
  Income from continuing operations                                                $  5,206         $  2,006
                                                                                   --------         --------
    Adjustments to reconcile income to cash
      (used in) provided by continuing operations:
      Depreciation and amortization                                                   5,145            2,992
      Deferred Taxes                                                                 (2,671)           -----
      Gain on sale of equipment                                                        (213)            (136)
    Changes in assets and liabilities
      Increase in accounts receivable                                                (4,400)            (671)
      (Increase) decrease in other assets                                              (531)             136
      Decrease in accounts payable and accrued expenses                              (2,844)          (1,061)
      Other                                                                            (458)              21
                                                                                   --------         --------
          Total adjustments                                                          (5,972)           1,281
                                                                                   --------         --------

          Net cash (used in) provided by continuing operations                         (766)           3,287
          Net cash used in discontinued operations                                      (13)             (67)
                                                                                   --------         --------
              Net cash (used in ) provided by operating activities                     (779)           3,220
                                                                                   --------         --------

Cash flows from investing activities:
  Business combinations, net of cash acquired                                        (2,813)          (3,244)
  Proceeds from disposal of equipment                                                 4,164            2,367
  Purchase of equipment                                                              (3,818)          (2,498)
                                                                                   --------         --------
               Net cash used in investing activities                                 (2,467)          (3,375)
                                                                                   --------         --------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock                                          24,912            -----
  Repayment of capital lease obligations and long-term debt                         (26,510)          (8,496)
  Increase in long-term debt                                                          6,734           11,701
  Decrease in bank overdraft                                                         (1,418)            (971)
  Stock redeemed and retired                                                         (1,548)           -----
  Stock options exercised                                                                76            -----
                                                                                   --------         --------
               Net cash provided by financing activities                              2,246            2,234
                                                                                   --------         --------

(Decrease) increase in cash                                                          (1,000)           2,079
Cash, beginning of period                                                             2,020              790
                                                                                   --------         --------
Cash, end of period                                                                $  1,020         $  2,869
                                                                                   ========         ========
Supplemental cash flow data
   Cash paid for interest                                                          $  1,836         $  1,683
                                                                                   ========         ========

Business combinations
  Fair value of assets acquired                                                    $ 42,139         $ 46,544
  Fair value of liabilities assumed                                                 (30,707)         (30,744)
  Common stock issued                                                                (8,286)         (11,197)
                                                                                   --------         --------
               Net cash payments                                                   $  3,146         $  4,603
                                                                                   ========         ========

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

On June 25, 1999, new consolidated return regulations were issued that changed the rules for using the Company's operating loss carryovers by eliminating the requirement to apply the separate return limitation loss years limitation to situations in which a change of ownership, as defined in Section 382 of the Internal Revenue Code, occurred within six months of an acquired company becoming a member of a consolidated group. Prior to this change in the consolidated return regulations, the Company limited the income tax benefit recognized in the financial statements for certain net operating losses of acquired companies by establishing a valuation allowance for deferred tax assets.

The Emerging Issues Task Force addressed the accounting for decreases in deferred tax asset valuation allowances established in a purchased business combination as a result of a change in tax regulations and reached a consesus that the change in the valuation amount should be recognized through operating income. Because the consensus of the Emerging Issues Tax Force was released after our second quarter's operating results were released, we are restating the second quarter of 1999, to include the benefit arising from the change in the consolidated return regulations.

1.  Basis of Presentation
    ---------------------

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

2.  Summary of Significant Accounting Policies
    ------------------------------------------

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

3.  Business Combinations
    ---------------------

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

On July 30, the Company completed the acquisition of Bestway, Inc. a Jeffersonville, Indiana based dry van carrier and MDR, Inc. headquartered in Jonesboro, Arkansas. In connection with the acquisition of Bestway, the Company issued 1.5 million of its common shares and paid $6.8 million in cash. MDR was purchased for $1.8 million in cash and the issuance of 2.5 million of the Company's common shares.

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

The unaudited pro forma financial information reflects the operations of the 5 companies acquired in 1997, the 6 companies acquired in 1998 and the 6 companies acquired in 1999 as if they all had been acquired on January 1, 1998. The following adjustments were made to the historical financial statements of acquired companies prior to their acquisition by the Company:

 .  Reduced depreciation expense due to changes in depreciation policies and estimated lives;
 .  Amortization of goodwill recorded in connection with the acquisitions;
 .  Additional interest costs for the cash portion of the acquisition costs;
 .  Interest costs of the acquired companies have been adjusted to reflect the
   Company's financing costs;
 . Provision for income taxes at the Company's estimated annual tax rate; and . Excluded the impact of the change in the valuation allowance for deferred tax assets.

No projected provision for cost reductions (such as insurance, overhead, purchasing, and fuel) have been reflected in the historical financial statements of the subsidiaries from January 1, 1998 through the date of acquisition.



               Unaudited Pro Forma Combined Results of Operations
                        (In thousands except share data)

                                       Three months ended June 30,           Six months ended June 30,
                                      ----------------------------         -----------------------------
                                          1999            1998                 1999             1998
                                      -----------      -----------         -----------       -----------
   Revenues                           $   101,690      $    92,867         $   196,674       $   186,277
                                      ===========      ===========         ===========       ===========

   Net income                         $     2,174      $     1,093         $     4,102       $     2,822
                                      ===========      ===========         ===========       ===========

   Income per basic common share      $       .07      $       .03         $       .13       $       .09
                                      ===========      ===========         ===========       ===========

   Income per diluted common share    $       .07      $       .03         $       .13       $       .09
                                      ===========      ===========         ===========       ===========

   Weighted average number of
    basic common shares outstanding    31,246,132       31,568,681          31,242,118        31,578,812
                                      ===========      ===========         ===========       ===========

   Weighted average number of
    diluted common shares
    outstanding                        32,290,994       33,109,060          32,152,324        32,968,300
                                      ===========      ===========         ===========       ===========

4.    Income Taxes
      ------------
At December 31, 1998, the Company had $27.4 million of federal net operating loss carryforwards potentially available to offset taxable income which expire during the years 2007 to 2012. The Company recognized $7.5 million in benefits for these net operating losses in the December 31, 1998 financial statements because management believed it is more likely than not that the benefits will be realized. The Company will be limited in the amount of net operating loss which can be offset against taxable income in any given year because of significant changes in ownership. Certain pre-acquisition losses of acquired companies will be unusable because of the change of ownership provisions and a valuation allowance remains for those losses. To the extent these losses are utilized, any benefit will be used to reduce goodwill as the losses were incurred by acquired subsidiaries. At June 30, 1999 the net operating loss carryforwards are approximately $25.0 million.

The company determines its provisions for income taxes using its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The difference between the provision for income taxes and the amount that would be expected using the Federal statutory income tax rate of 34% is related to nondeductible goodwill, changes in valuation allowances for deferred taxes, amortization expense, and the meal component of per diem expenses paid to drivers and certain other nondeductible expenses.

On June 25, 1999, new consolidated return regulations were issued that changed the rules for using the Company's operating loss carryovers by eliminating the requirement to apply the separate return limitation loss years limitation to situations in which a change of ownership, as defined in Section 382 of the Internal Revenue Code, occurred within six months of an acquired company becoming a member of a consolidated group. Prior to this change in the consolidated return regulations, the Company limited the income tax benefit recognized in the financial statements for a certain net operating losses of acquired companies by establishing a valuation allowance for deferred tax assets.

5.  Redeemable and Non Redeemable Preferred Stock
    ---------------------------------------------

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

6.  Common Stock
    ------------

On May 13, 1999 the Company's shareholders voted to increase the number of authorized common shares from 30 million to 100 million.

7.  Stock Options
    -------------

The Company has granted options and warrants to acquire its common stock at various times under various plans, contracts, and employment agreements that approximated or exceeded fair market at the date of issue. Options and warrants which vest over various periods may be exercised over periods ranging up to ten years and generally expire in five to ten years.

A summary of outstanding options and warrants is as follows:

                                                                             Six Months ended June 30,
                                                                     ------------------------------------------
                                                                            1999                    1998
                                                                     ------------------      ------------------

Outstanding beginning of period                                              3,413,058               2,754,158
Granted during period                                                          738,700                 509,000
Exercised/redeemed                                                            (657,933)                  -----
Forfeited or expired                                                            (5,500)                (21,200)
                                                                             ---------               ---------
Outstanding at end of period                                                 3,488,325               3,241,958
                                                                             =========               =========

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

Liquidity and Capital Resources
-------------------------------

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

Results of Operations - Three and six month periods ended June 30, 1999 compared
--------------------------------------------------------------------------------
with the three and six month periods ended June 30, 1998
--------------------------------------------------------

The following table sets forth items in the Consolidated Statement of Income for the three and six month periods ended June 30, 1999 and 1998 as a percentage of operating revenues.

                                                                       Percentage of Operating Revenue
                                                           ----------------------------------------------------
                                                           Three months ended                  Six months ended
                                                                June 30,                           June 30,
                                                                -------                            -------
                                                           1999         1998                 1999         1998
                                                           ----         ----                 ----         ----
Operating revenues                                         100.0%       100.0%               100.0%       100.0%
                                                          ------       ------               ------       ------

Purchased transportation                                    35.8         42.6                 37.4         43.5
Salaries, wages and benefits                                25.4         21.6                 24.8         22.3
Fuel                                                         8.5          7.1                  8.0          7.3
Operating supplies and expenses                             10.1         13.1                 10.3          9.5
Lease expense - revenue equipment                            6.0          1.1                  6.2          1.8
Insurance                                                    1.3          1.3                  1.3          1.8
Depreciation and amortization expense                        3.8          4.7                  3.7          4.8
General and administrative expense                           2.9          2.5                  2.8          2.7
                                                          ------       ------               ------       ------
Total expenses                                              93.8         94.0                 94.5         93.7
                                                          ------       ------               ------       ------
  Operating income                                           6.2          6.0                  5.5          6.3
Interest expense                                             2.0          2.4                  1.8          2.7
                                                          ------       ------               ------       ------
  Income before income taxes                                 4.2          3.6                  3.7          3.6

Income tax (benefit) expense                                (1.5)         0.3                  0.0          0.3
                                                          ------       ------               ------       ------

Net income                                                   5.7%         3.3%                 3.7%         3.3%
                                                          ======       ======               ======       ======

Results of Operations - Three months ended June 30, 1999 vs. three months ended
-------------------------------------------------------------------------------
June 30, 1998
-------------

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

In 1999, as a result of changes in Federal tax laws, the Company reduced the valuation allowance for net operating loss carryforwards and recognized a benefit of $2.7 million. The difference between the provision for income taxes that would be expected using the Federal statutory rate and the Company's actual rate is attributed to non-deductible goodwill and the limitations imposed on the deductibility of the meal component of per diem payments paid to the Company's drivers.

Results of Operations - Six months ended June 30, 1999 vs. six months ended June
--------------------------------------------------------------------------------
30, 1998
--------

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

In 1999, as a result of changes in Federal tax laws, the Company reduced the valuation allowance for net operating loss carryforwards and recognized a benefit of $2.7 million. The difference between the provision for income taxes that would be expected using the federal statutory rate and the Company's actual rate is attributed to non-deductible goodwill and the limitations imposed on the deductibility of the meal component of per diem payments made to the Company's drivers.

Results of Operations - Unaudited Pro Forma results three and six months ended
------------------------------------------------------------------------------
June 30, 1999 compared with the three and six months ended  June 30, 1998
-------------------------------------------------------------------------

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

The unaudited pro forma financial information reflects the operations of the 17 acquired companies as if they all had been acquired on January 1, 1998. The following adjustments were made to the historical financial statements of acquired companies prior to their acquisition by the Company:

 . Reduced depreciation expense due to changes in depreciation policies and estimated lives;
 . Amortization of goodwill recorded in connection with the acquisitions;
 . Additional interest costs for the cash portion of the acquisition costs;
 . Interest costs of the acquired companies have been adjusted to reflect the
  Company's financing costs;
 . Provision for income taxes at the Company's estimated annual rates; and . Excluded the impact of the change in the valuation allowance for deferred tax assets.

No projected provision for cost reductions (such as insurance, overhead, purchasing, and fuel) have been reflected in the historical financial statements of the subsidiaries from January 1, 1998 through the date of acquisition.

Unaudited Results of Operations - Three months ended June 30, 1999 vs. three
----------------------------------------------------------------------------
months ended June 30, 1998
--------------------------

               Unaudited Pro Forma Combined Results of Operations
                        (In thousands except share data)

                                                                    Three months ended
                                             ----------------------------------------------------------------
                                                     June 30, 1999                       June 30, 1998
                                             ---------------------------          ---------------------------
                                                   $                %                   $               %

Operating revenues                            $   101,690         100.0%           $    92,867        100.0%
                                             ------------        ------           ------------       ------

Operating expenses                                 86,341          84.9                 80,038         86.2
Depreciation and amortization                       5,071           5.1                  5,494          5.9
General and administrative expenses                 2,880           2.8                  2,398          2.6
                                             ------------        ------           ------------       ------

Total operating expenses                           94,292          92.8                 87,930         94.7
                                             ------------        ------           ------------       ------
 Operating income                                   7,398           7.2                  4,937          5.3

Interest expense                                    3,080           3.0                  2,769          3.0
                                             ------------        ------           ------------       ------
 Income before income taxes                         4,318           4.2                  2,168          2.3

Income taxes                                        2,144           2.1                  1,075          1.2
                                             ------------        ------           ------------       ------

 Net income                                   $     2,174           2.1            $     1,093          1.1
                                             ============        ======           ============       ======

Income per basic common share                 $       .07                          $       .03
                                             ============                         ============

Income per diluted common share               $       .07                          $       .03
                                             ============                         ============

Weighted average number of basic common
 shares outstanding                            31,246,132                           31,568,681
                                             ============                         ============

Weighted average number of diluted
 common shares outstanding                     32,290,994                           33,109,060
                                             ============                         ============


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

Unaudited Results of Operations - Six months ended June 30, 1999 vs. six months
-------------------------------------------------------------------------------
ended June 30, 1998
-------------------

               Unaudited Pro Forma Combined Results of Operations
                        (In thousands except share data)

                                                                Six  months ended
                                             -------------------------------------------------------
                                                  June 30, 1999                   June 30, 1998
                                             ------------------------        -----------------------
                                                   $              %               $             %
                                             ------------      ------        -----------      ------

Operating revenues                            $   196,674       100.0%       $   186,277       100.0%
                                             ------------      ------        -----------      ------

Operating expenses                                167,500        85.1            159,733        85.8
Depreciation and amortization                       9,839         5.0              9,897         5.3
General and administrative expenses                 5,638         2.9              5,265         2.8
                                             ------------      ------        -----------      ------

Total operating expenses                          182,977        93.0            174,895        93.9
                                             ------------      ------        -----------      ------
 Operating income                                  13,697         7.0             11,382         6.1

Interest expense                                    5,432         2.8              5,533         3.0
                                             ------------      ------        -----------      ------
 Income before income taxes                         8,265         4.2              5,849         3.1

Income taxes                                        4,163         2.1              3,027         1.6
                                             ------------      ------        -----------      ------

 Net income                                   $     4,102         2.1        $     2,822         1.5
                                             ============      ======        ===========      ======

Income per basic common share                 $       .13                    $       .09
                                             ============                    ===========

Income per diluted common share               $       .13                    $       .09
                                             ============                    ===========

Weighted average number of basic common
 shares outstanding                            31,242,118                     31,578,812
                                             ============                    ===========

Weighted average number of diluted
 common shares outstanding                     32,152,324                     32,968,300
                                             ============                    ===========

Pro forma revenues increased $10.4 million (5.6%) in the six months ended June 30, 1999 compared to the same period in the prior year due to improved load sharing arrangements among the operating divisions.

Operating expense and depreciation and amortization expense declined slightly in the current six month period as a percentage of revenues as a result of the increase in comparable revenues.

General and administrative expenses increased $0.4 million (7.1%) due to higher initial costs associated with centralizing the data processing and transaction processing functions into a corporate services group. As a percentage of revenues general and administrative expenses increased to 2.9% in the current six month period compared with 2.8% in the same period a year ago.

Because of the above factors, the Company's operating ratio improved to 93.0% in the six months ended June 30, 1999 compared with 93.9% in the six month period ended June 30, 1998.

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

Year 2000
---------

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

                               Transit Group, Inc.

Date: April 7, 2000            By:   /s/Wayne N. Nellums
                                    --------------------
                               Wayne N. Nellums
                               Senior Vice President,
                               Chief Financial Officer
                               and Secretary