Form 10-Q/A
period 1999-09-30
TRANSIT GROUP INC
filed 2000-04-07
CIK 853532

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended    September 30, 1999
                                    -----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________to_____________



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


Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No______
         -----

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
         ------
         Financial Statements

         Consolidated Balance Sheets
           as of September 30, 1999 (unaudited) and December 31, 1998                    3

         Consolidated Statements of Income (unaudited) for the three
           and nine month periods ended September 30, 1999 and 1998                      4

         Consolidated Statement of Changes in Total Non Redeemable
           Preferred Stock, Common Stock and Other Shareholders' Equity (unaudited)      5

         Consolidated Statements of Cash Flows (unaudited) for the nine
           months ended September 30, 1999 and 1998                                      6

         Notes to Consolidated Financial Statements (unaudited)                          7

         Item 2
         ------
         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                          12

         Item 3
         ------
         Quantitative and Qualitative Disclosures About
           Market Risk                                                                  19

PART II.  OTHER INFORMATION

         Item 6
         ------
         Exhibits and Reports on Form 8-K                                               20

This quarterly report on Form 10-Q/A is being filed as a result of the restatement of our consolidated financial statements for the three and nine month periods ended September 30, 1999 to reflect an overstatement of revenue in the amount of $.1 million and an understatement of expenses in the amount of $.4 million in the three month period ended September 30, 1999. Previously, we restated and amended our Form 10-Q for the three and six month periods ended June 30, 1999 to reflect a change in deferred tax asset valuation allowances arising as result of changes in tax regulations. Our Form 10-Q filed on November 15, 1999 is hereby superseded and restated as amended in its entirety.

                              TRANSIT GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                  September 30,              December 31,
                                                                                      1999                      1998
                                                                                  -------------              ------------
                                                                                   (Unaudited)
                                    ASSETS
Current assets:
  Cash                                                                              $  3,250                    $  2,020
  Accounts receivable (net of allowance of $1,242 and $706)                           62,490                      28,437
  Other current assets                                                                12,522                       6,714
                                                                                    --------                    --------
    Total current assets                                                              78,262                      37,171
                                                                                    --------                    --------

Noncurrent assets:
  Property, equipment, and capitalized leases                                        110,239                      42,818
  Goodwill                                                                            94,333                      50,062
  Other assets                                                                           739                         476
                                                                                    --------                    --------
    Total noncurrent assets                                                          205,311                      93,356
                                                                                    --------                    --------
    Total assets                                                                    $283,573                    $130,527
                                                                                    ========                    ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt and capital leases                           $ 38,659                    $ 12,273
  Accounts payable                                                                    13,954                       6,170
  Bank overdrafts                                                                      1,649                       1,319
  Accrued expenses and other current liabilities                                      16,740                      10,029
  Net current liabilities of discontinued operations                                      29                         273
                                                                                    --------                    --------
    Total current liabilities                                                         71,031                      30,064
                                                                                    --------                    --------

Noncurrent liabilities:
  Long-term debt and capital lease obligations                                        83,357                      38,963
  Note payable to affiliate of Chairman                                                2,600                       3,500
  Other liabilities                                                                    1,025                       4,291
  Deferred income taxes                                                               12,064                         439
                                                                                    --------                    --------
    Total noncurrent liabilities                                                      99,046                      47,193
                                                                                    --------                    --------
    Total liabilities                                                                170,077                      77,257
                                                                                    --------                    --------
Redeemable common stock                                                                3,675                       5,115
                                                                                    --------                    --------
Redeemable preferred stock                                                            24,795                          -
                                                                                    --------                    --------
Non Redeemable preferred stock, common stock
 and other shareholders' equity:
  Preferred stock, no par value, 15,000,000 and 5,000,000 shares authorized               -                           -
  Common Stock, $.01 par value, 100,000 shares
   authorized, 31,825,638 and 23,610,190 shares issued and outstanding                   308                         222
Note receivable secured by stock                                                        (770)                       (729)
Additional paid-in capital                                                            99,510                      68,411
Accumulated deficit                                                                  (14,022)                    (19,749)
                                                                                    --------                    --------
  Total non redeemable preferred stock, common stock
   and other shareholders' equity                                                     85,026                      48,155
                                                                                    --------                    --------
  Total liabilities and shareholders' equity                                        $283,573                    $130,527
                                                                                    ========                    ========

        See accompanying notes to consolidated financial statements.

                              TRANSIT GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except share data)
                                  (Unaudited)

                                                    Three Months Ended September 30,     Nine Months Ended September 30,
                                                    --------------------------------     -------------------------------
                                                           1999            1998                 1999           1998
                                                           ----            ----                 ----           ----
Operating revenues                                   $    93,272      $    56,266          $   233,283    $   118,013
                                                     -----------      -----------          -----------    -----------
Operating expenses:
Purchased transportation                                  31,934           22,957               84,368         49,798
Salaries, wages and benefits                              24,762           13,035               59,518         26,785
Fuel                                                       8,696            4,280               19,889          8,814
Operating supplies and expenses                            9,867            6,365               24,328         12,241
Lease expense-revenue equipment                            5,634            1,152               14,245          2,260
Insurance                                                  1,450            1,754                3,235          2,857
Depreciation and amortization expense                      4,048            2,342                9,193          5,334
General and administrative expense                         2,295            1,502                6,263          3,189
                                                     -----------      -----------          -----------    -----------
   Total operating expenses                               88,686           53,387              221,039        111,278
                                                     -----------      -----------          -----------    -----------
   Operating income                                        4,586            2,879               12,244          6,735
Interest expense                                           1,647            1,615                4,166          3,256
                                                     -----------      -----------          -----------    -----------
   Income before income taxes                              2,939            1,264                8,078          3,479
Income taxes                                               1,559               43                1,493            252
                                                     -----------      -----------          -----------    -----------
   Net income                                              1,380            1,221                6,585          3,227
Preferred stock dividends                                   (562)               -                 (858)             -
                                                     -----------      -----------          -----------    -----------
   Income available to common shareholders           $       818      $     1,221          $     5,727    $     3,227
                                                     ===========      ===========          ===========    ===========
Income per common share--basic                       $      0.03      $      0.05          $      0.21    $      0.15
                                                     ===========      ===========          ===========    ===========
Income per common share--diluted                     $      0.03      $      0.05          $      0.21    $      0.14
                                                     ===========      ===========          ===========    ===========
Weighted average number of common shares
   outstanding - basic                                29,835,744       23,363,430           26,787,949     21,980,326
                                                     ===========      ===========          ===========    ===========
Weighted average number of common shares
   outstanding - diluted                              30,872,274       24,545,902           27,740,263     23,300,019
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

                                                                                                  Total
                                 Common     Additional       Note receivable    Accumulated    shareholders'
                                  stock   paid-in capital   secured by stock      deficit        equity
                                 ------   ---------------   ----------------    -----------    -------------
Balance at December 31, 1998      $222       $68,411             $(729)          $(19,749)        $48,155
Issuance of preferred stock         -             -                 -                  -               -
Stock issued for acquisitions       85        30,825                -                  -           30,910
Stock purchased and retired         (4)       (1,544)               -                  -           (1,548)
Stock returned to settle
  contingencies and retired         (1)         (118)               -                  -             (119)
Accrued interest                    -             -                (41)                -              (41)
Stock issued to affiliate of
  Chairman                           1           230                -                  -              231
Stock no longer subject to
  redemption                         4         1,436                -                  -            1,440
Preferred dividends                 -             -                 -                  -             (858)
Stock options exercised              1           218                -                  -              219
Stock issued in connection
 with stock purchase plan           -             52                -                  -               52
Net income                          -             -                 -               6,585           6,585
                                  ----       -------             -----           ---------        -------
Balance September 30, 1999        $308       $99,510             $(770)          $(14,022)        $85,026
                                  ====       =======             =====           =========        =======

        See accompanying notes to consolidated financial statements.

                              TRANSIT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                                1999                1998
                                                             ---------           ---------
Cash flows from operating activities:
 Income from continuing operations                           $   6,585           $  3,227
                                                             ---------           --------
  Adjustments to reconcile income to cash
   (used in) provided by continuing operations:
   Depreciation and amortization                                 9,193              5,361
   Deferred taxes                                               (2,671)
   Gain on sale of equipment                                      (246)              (264)
  Changes in assets and liabilities
   (Increase) decrease in accounts receivable                  (11,768)               214
   Decrease in other assets                                       (922)              (109)
   Decrease in accounts payable and accrued expenses            (4,138)            (2,639)
   Other                                                          (678)               587
                                                             ---------           --------
     Total adjustments                                         (11,230)             3,150
                                                             ---------           --------

     Net cash (used in) provided by continuing operations       (4,645)             6,377
     Net cash used in discontinued operations                      (13)              (201)
                                                             ---------           --------
       Net cash (used in) provided by operating activities      (4,658)             6,176
                                                             ---------           --------

Cash flows from investing activities:
 Business combinations, net of cash acquired                   (13,657)            (4,470)
 Proceeds from disposal of equipment                            21,722              3,725
 Purchase of equipment                                          (3,506)            (4,827)
                                                             ---------           --------
       Net cash provided by (used in) investing activities       4,559             (5,572)
                                                             ---------           --------

Cash flows from financing activities:
 Proceeds from issuance of preferred stock                      24,795                 -
 Repayment of capital lease obligations and long-term debt     (38,862)           (15,084)
 Increase in long-term debt and capital lease obligations       15,138             14,964
 Increase in bank overdraft                                      2,445                 -
 Stock redeemed and retired                                     (1,548)               (75)
 Dividends                                                        (858)                -
 Stock options exercised                                           219                 -
                                                             ---------           --------
       Net cash provided by (used in) financing activities       1,329               (195)
                                                             ---------           --------
Increase in cash                                                 1,230                409
Cash, beginning of period                                        2,020                790
                                                             ---------           --------
Cash, end of period                                          $   3,250           $  1,199
                                                             =========           ========
Supplemental cash flow data
 Cash paid for interest                                      $   4,512           $  3,643
                                                             =========           ========
Business combinations
 Fair value of assets acquired                               $ 158,719           $ 56,638
 Fair value of liabilities assumed                            (114,216)           (36,097)
 Common stock issued                                           (30,792)           (15,021)
                                                             ---------           --------
       Net cash payments                                     $  13,711           $  5,520
                                                             =========           ========

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

The Emerging Issues Task Force addressed the accounting for decreases in deferred tax asset valuation allowances established in a purchased business combination as a result of a change in tax regulations and reached a consesus that the change in the valuation amount should be recognized through operating income. Because the consensus of the Emerging Issues Tax Force was released after our second quarter's operating results were released, we have restated the second quarter of 1999, to include the benefit arising from the change in the consolidated return regulations.

In connection with the Company's annual audit it was determined in the three month period ended September 30, 1999 revenues were overstated by $.1 million and expenses understated by $.4 million. Because the impact on earnings per common share was $.01, the Company restated its results for the three and nine month periods ended September 30, 1999.

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

2.  Summary of Significant Accounting Policies
    -------------------------------------------

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

The unaudited pro forma financial information reflects the operations of the 5 companies acquired in 1997, the 6 companies acquired in 1998 and the 8 companies acquired in 1999 as if they all had been acquired on January 1, 1998. The following adjustments were made to the historical financial statements of acquired companies prior to their acquisition by the Company:

 .  Reduced depreciation expense due to changes in depreciation policies and estimated lives;
 .  Amortization of goodwill recorded in connection with the acquisitions;
 .  Recognition of lease expense incurred in connection with certain sale-
   leaseback transactions;
 .  Additional interest costs for the cash portion of the acquisition costs;
 .  Interest costs of the acquired companies have been adjusted to reflect the
   Company's financing costs;
 . Provision for income taxes at the Company's estimated annual tax rate; and . Excluded the impact of the change in the valuation allowance for deferred taxes.

No projected provision for cost reductions (such as insurance, overhead, purchasing, and fuel) have been reflected in the historical financial statements of the subsidiaries from January 1, 1998 through the date of acquisition.



               Unaudited Pro Forma Combined Results of Operations
                        (In thousands except share data)

                                               Three months ended Sept. 30                       Nine months ended Sept. 30
                                               ---------------------------                       --------------------------
                                               1999                    1998                    1999                      1998
                                               ----                    ----                    ----                      ----
   Revenues                               $   125,217             $   117,640              $   366,589               $   348,595
                                          ===========             ===========              ===========               ===========

   Net income                             $       571             $       786              $     4,710               $     3,150
                                          ===========             ===========              ===========               ===========

   Income per basic common share          $       .02             $       .02              $       .15               $       .10
                                          ===========             ===========              ===========               ===========

   Income per diluted common share        $       .02             $       .02              $       .14               $       .09
                                          ===========             ===========              ===========               ===========

   Weighted average number of
   basic common shares outstanding         31,919,988              32,200,618               31,875,125                32,192,926
                                          ===========             ===========              ===========               ===========

   Weighted average number of
   diluted common shares outstanding       32,956,518              33,383,090               32,827,439                33,512,619
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

The Company determines its provisions for income taxes using its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The difference between the provision for income taxes and the amount that would be expected using the Federal statutory income tax rate of 34% is related to nondeductible goodwill, changes in valuation allowances for deferred taxes, amortization expense, the meal component of per diem expenses paid to drivers and certain other non-deductible expenses.

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

6.  Credit Facility
    ---------------

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

A summary of outstanding options and warrants is as follows:

Outstanding January 1, 1999                                   3,413,058
Granted during period                                           883,700
Exercised/redeemed                                             (695,517)
Forfeited or expired                                           (129,966)
                                                         --------------
Outstanding September 30, 1999                                3,471,275
                                                         ==============

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

Results of Operations - Three and nine month periods ended September 30, 1999
-----------------------------------------------------------------------------
compared with the three and nine month periods ended September 30, 1998
-----------------------------------------------------------------------

The following table sets forth items in the Consolidated Statement of Income for the three and nine month periods ended September 30, 1999 and 1998 as a percentage of operating revenues.

                                                       Three months ended                    Nine months ended
                                                          September 30,                         September 30,
                                                          -------------                         -------------
                                                     1999              1998                1999              1998
                                                    ------            ------              ------            ------
Operating revenues                                  100.0%            100.0%              100.0%            100.0%
                                                    -----             -----               -----             -----

Purchased transportation                             34.2              41.1                36.2              42.3
Salaries, wages and benefits                         26.5              22.7                25.5              22.5
Fuel                                                  9.3               7.6                 8.5               7.5
Operating supplies and expenses                      10.6              10.1                10.4               9.8
Lease expense - revenue equipment                     6.0               5.6                 6.1               3.6
Insurance                                             1.6               1.9                 1.4               1.8
Depreciation and amortization expense                 4.3               3.7                 4.0               4.3
General and administrative expense                    2.5               2.3                 2.7               2.5
                                                    -----             -----               -----             -----
Total expenses                                       95.0              95.0                94.8              94.3
                                                    -----             -----               -----             -----
  Operating income                                    5.0               5.0                 5.2               5.7
Interest expense                                      1.8               2.8                 1.8               2.8
                                                    -----             -----               -----             -----
  Income before income taxes                          3.2               2.2                 3.4               2.9
Income taxes                                          1.7                 -                  .6                .2
                                                    -----             -----               -----             -----
Net income                                            1.5%              2.2%                2.8%              2.7%
                                                    =====             =====               =====             =====

Results of Operations - Three months ended September  30, 1999 vs. three months
-------------------------------------------------------------------------------
ended September 30, 1998
------------------------

Operating revenues increased from $56.3 million in 1998 to $93.2 million, or 65.8%, for 1999. The increase is due primarily to the acquisition of ten companies since June 1998 through September 1999. Comparable revenues for the 8 companies acquired prior to July 1998 (excluding Rainbow Trucking whose operations were absorbed by Bestway) increased by 10.0% for the three month period ended September 30, 1999 compared to this same period in the prior year.

Purchased transportation as a percentage of operating revenues decreased from 41.1% in 1998 to 34.2% in 1999 due to changes in the fleet mix from brokerage and owner-operators to Company owned trucks as a result of the acquisitions since June 1998.

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

Income taxes increased from $.04 million in 1998 to $1.6 million in 1999 as the Company recognized the future value of net operating loss carryforwards in the fourth quarter of 1998. Previously these benefits were recognized when realized which lowered the effective tax rates in prior periods. The difference between the provision for income taxes that would be expected using the Federal statutory rate and the Company's actual rate is attributed to non-deductible goodwill and the limitations imposed on the deductibility of the meal component of per diem payments paid to the Company's drivers.

Results of Operations - Nine months ended September 30, 1999 vs. nine months
----------------------------------------------------------------------------
ended September 30, 1998
------------------------

Operating revenues increased from $118.0 million in 1998 to $233.3 million, or 97.7%, for 1999. The increase is due primarily to the acquisition of 13 companies from January 1998 through September 1999.

Purchased transportation as a percentage of operating revenues decreased from 42.3% in 1998 to 36.2% in 1999. Changes in the fleet mix from brokerage and owner-operators to company owned trucks as a result of the acquisitions resulted in the decline in purchased transportation as a percentage of sales.

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

Depreciation and amortization expense as a percentage of operating revenues decreased from 4.3% in 1998 to 4.0% in 1999. The decrease as a percentage of operating revenues is due to the increased use of leased equipment.

General and administrative expense as a percentage of operating revenues increased nominally over the same period in the prior year.

Operating income increased from $6.7 million in 1998 to $12.2 million, or 81.8%, in 1999. Operating income as a percentage of operating revenues decreased from 5.7% in 1998 to 5.2% in 1999 as a result of the factors discussed above.

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

Results of Operations - Unaudited Pro Forma results three and nine months ended
-------------------------------------------------------------------------------
September 30, 1999 compared with the three and nine months ended September 30,
------------------------------------------------------------------------------
1998
----

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

The unaudited pro forma financial information reflects the operations of the 19 acquired companies as if they all had been acquired on January 1, 1998. The following adjustments were made to the historical financial statements of acquired companies prior to their acquisition by the Company:

 . Reduced depreciation expense due to changes in depreciation policies and estimated lives;
 . Amortization of goodwill recorded in connection with the acquisitions;
 . Recognition of lease expense incurred in connection with certain sale-lease back transactions;
 . Additional interest costs for the cash portion of the acquisition costs;
 . Interest costs of the acquired companies have been adjusted to reflect the
  Company's financing costs;
 . Provision for income taxes at the Company's estimated annual rates; and . Excluded the impact of the change in the valuation allowance for deferred taxes.

No projected provision for cost reductions (such as insurance, overhead, purchasing, and fuel) have been reflected in the historical financial statements of the subsidiaries from January 1, 1998 through the date of acquisition.

Unaudited Results of Operations - Three months ended September 30, 1999 vs.
---------------------------------------------------------------------------
three months ended September 30, 1998
-------------------------------------

               Unaudited Pro Forma Combined Results of Operations
                        (In thousands except share data)

                                                           Three months ended
                                            --------------------------------------------
                                              September 30, 1999     September 30, 1998
                                            ----------------------  --------------------
                                                 $            %          $            %
                                            -----------     ----    -----------     ----
Operating revenues                          $   125,217      100%   $   117,640      100%
                                            -----------     ----    -----------     ----

Operating expenses                              111,696     89.2        101,620     86.4
Depreciation and amortization                     5,749      4.6          6,819      5.8
General and administrative expenses               2,966      2.4          2,979      2.5
                                            -----------     ----    -----------     ----

Total operating expenses                        120,411     96.2        111,418     94.7
                                            -----------     ----    -----------     ----
 Operating income                                 4,806      3.8          6,222      5.3

Interest expense                                  2,691      2.1          3,841      3.3
                                            -----------     ----    -----------     ----
 Income before income taxes                       2,115      1.7          2,381      2.0

Income taxes                                      1,544      1.2          1,595      1.3
                                            -----------     ----    -----------     ----

 Net income                                 $       571       .5    $       786       .7
                                            ===========     ====    ===========     ====

Income per basic common share               $       .02             $       .02
                                            ===========             ===========

Income per diluted common share             $       .02             $       .02
                                            ===========             ===========

Weighted average number of basic common
 shares outstanding                          31,919,988              32,200,618
                                            ===========             ===========

Weighted average number of diluted common
 shares outstanding                          32,956,518              33,383,090
                                            ===========             ===========

Excluding Fox Midwest (which was acquired on September 27, 1999) comparable revenues increased by 8.1% in the three month period ended September 30 1999 compared to the same period in the prior year. The strength of the U.S. economy and improvements in load sharing arrangements among the acquired companies contributed to this improvement.

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

Unaudited Results of Operations - Nine months ended September 30, 1999 vs. nine
-------------------------------------------------------------------------------
months ended September 30, 1998
-------------------------------

               Unaudited Pro Forma Combined Results of Operations
                        (In thousands except share data)

                                                           Nine months ended
                                             -------------------------------------------
                                              September 30, 1999      September 30, 1998
                                             -------------------     -------------------
                                                   $         %             $         %
                                             -----------    ----     -----------    ----
Operating revenues                           $   366,589     100%    $   348,595     100%
                                             -----------    ----     -----------    ----

Operating expenses                               321,064    87.6         301,033    86.4
Depreciation and amortization                     17,233     4.7          19,519     5.6
General and administrative expenses                8,940     2.4           8,970     2.6
                                             -----------    ----     -----------    ----

Total operating expenses                         347,237    94.7         329,522    94.6
                                             -----------    ----     -----------    ----
 Operating income                                 19,352     5.3          19,073     5.4

Interest expense                                   8,509     2.3          10,588     3.0
                                             -----------    ----     -----------    ----
 Income before income taxes                       10,843     3.0           8,485     2.4

Income taxes                                       6,133     1.7           5,335     1.5
                                             -----------    ----     -----------    ----

 Net income                                  $     4,710     1.3     $     3,150      .9
                                             ===========    ====     ===========    ====

Income per basic common share                $       .15             $       .10
                                             ===========             ===========

Income per diluted common share              $       .14             $       .09
                                             ===========             ===========

Weighted average number of basic common
 shares outstanding                           31,875,125              32,192,926
                                             ===========             ===========

Weighted average number of diluted
 common shares outstanding                    32,827,439              33,512,619
                                             ===========             ===========

Excluding Fox/Midwest (which was acquired on September 27, 1999) comparable revenues increased by 7.4% in the nine month period ended September 30 1999 compared to the same period in the prior year. The strength of the U.S. economy and improvements in load sharing arrangements among the acquired companies contributed to this improvement.

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

Year 2000
---------

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

      27.1  Financial Data Schedule.

 (b) The Company filed a Current Report on Form 8-K on July 30, 1999 to report the acquisition of R&M Enterprises, Inc.

 (c) The Company filed a Current Report on Form 8-K on August 13, 1999 to report the acquisition of MDR Cartage, Inc and Bestway Trucking, Inc.

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