Form 10-Q
period 2000-03-31
TRANSIT GROUP INC
filed 2000-05-22
CIK 853532

17

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2000
                                           --------------

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the transition period from_____ to_____




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


Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 31,848,244 shares of the Company's common stock outstanding as of May 11, 2000.

                               TRANSIT GROUP, INC.

                                    FORM 10-Q

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                              Page Number
                                                                                              -----------

                  Item 1
                  Financial Statements

                  Consolidated Balance Sheets
                    as of March 31, 2000 (unaudited) and December 31, 1999                      2

                  Consolidated Statements of Operations (unaudited) for the three
                    months ended March 31, 2000 and 1999                                        3

                  Consolidated Statement of Changes in Total Non Redeemable
                    Preferred Stock, Common Stock and other Shareholders' Equity (unaudited)    4

                  Consolidated Statements of Cash Flows (unaudited) for the three
                    months ended March 31, 2000 and 1999                                        5

                  Notes to Consolidated Financial Statements (unaudited)                        6

                  Item 2
                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                          9

                  Item 3
                  Quantitative and Qualitative Disclosures About
                   Market Risk                                                                 14


PART II.  OTHER INFORMATION

                  Item 6
                  Exhibits and Reports on Form 8-K                                             14


                               TRANSIT GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS
                                                                          March 31,             December 31,
                                                                            2000                    1999
                                                                       ----------------        ----------------
                                                                         (Unaudited)
Current assets:
  Cash                                                                         $ 3,051                 $ 2,156
  Accounts receivable (net of allowance of $2,982 and $3,441)                   78,530                  71,543
  Other current assets                                                          12,515                  10,259
  Prepaid income taxes                                                           3,224                   4,210
  Deferred  income taxes                                                         9,655                   9,655
                                                                       ----------------        ----------------
      Total current assets                                                     106,975                  97,823
                                                                       ----------------        ----------------

Noncurrent assets:
  Property, equipment, and capitalized leases                                  116,080                 114,718
  Goodwill                                                                     111,960                 112,197
  Other assets                                                                   1,974                   1,676
                                                                       ----------------        ----------------
      Total noncurrent assets                                                  230,014                 228,591
                                                                       ----------------        ----------------

      Total assets                                                           $ 336,989               $ 326,414
                                                                       ================        ================

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and capital leases                     $121,508                $ 23,990
  Accounts payable                                                              10,738                  11,014
  Bank overdrafts                                                                5,893                   2,856
  Accrued expenses and other current liabilities                                21,951                  16,708
                                                                       ----------------        ----------------
      Total current liabilities                                                160,090                  54,568
                                                                       ----------------        ----------------

Noncurrent liabilities:
  Long-term debt and capital lease obligations                                  49,044                 139,530
  Other liabilities                                                                314                     267
  Deferred income taxes                                                         23,131                  25,482
                                                                       ----------------        ----------------
     Total noncurrent liabilities                                               72,489                 165,279
                                                                       ----------------        ----------------

     Total liabilities                                                         232,579                 219,847
                                                                       ----------------        ----------------

Commitments and contingencies

Redeemable common stock                                                          3,675                   3,675
                                                                       ----------------        ----------------

Redeemable preferred  stock                                                     24,807                  24,795
                                                                       ----------------        ----------------

Non redeemable preferred stock, common stock
 and other stockholders' equity:
  Preferred stock, no par value, 20,000,000 and 5,000,000
   shares authorized, 5,000,000 and 5,000,000 outstanding                        -----                   -----
  Note receivable secured by stock                                               -----                   -----
  Common Stock, $.01 par value, 100,000,000 and 30,000,000 shares
   authorized, 31,848,244 and 31,823,751 shares issued and outstanding             308                     308
  Additional paid-in capital                                                    94,641                  94,577
  Accumulated deficit                                                          (19,021)                (16,788)
                                                                       ----------------        ----------------
      Total non redeemable preferred stock, common stock
       and other stockholders' equity                                           75,928                  78,097
                                                                       ----------------        ----------------

      Total liabilities and stockholders' equity                             $ 336,989               $ 326,414
                                                                       ================        ================

     See accompanying notes to consolidated financial statements.

                              TRANSIT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                       Three months ended March 31,
                                                                    -----------------------------------
                                                                        2000                 1999
                                                                    --------------       --------------
Total operating revenues                                                $ 133,205             $ 64,843
                                                                    --------------       --------------

Operating expenses:
  Purchased transportation                                                 55,279               25,517
  Salaries, wages and benefits                                             32,536               15,642
  Fuel                                                                     13,755                4,858
  Operating supplies and expenses                                          12,802                6,873
  Lease expense-revenue equipment                                           6,810                4,136
  Insurance                                                                 1,836                  794
  Depreciation and amortization expense                                     5,328                2,295
  Restructuring charge                                                      1,079                    -
  General and administrative expense                                        3,956                1,767
                                                                    --------------       --------------
      Total operating expenses                                            133,381               61,882
                                                                    --------------       --------------

      Operating  income                                                      (176)               2,961
  Interest expense                                                          3,245                1,003
                                                                    --------------       --------------

   (Loss) income before income taxes                                       (3,421)               1,958
  Income tax (benefit)                                                     (1,750)               1,026
                                                                    --------------       --------------

      Net (loss) income                                                    (1,671)                 932

Preferred stock dividend requirement                                         (562)                   -
                                                                    --------------       --------------

         (Loss) income available to common shareholders                  $ (2,233)               $ 932
                                                                    ==============       ==============

(Loss) income  per basic and diluted common share:                        $ (0.07)              $ 0.04
                                                                    ==============       ==============

Weighted average number of basic
  common shares outstanding                                            31,847,437           24,432,823
                                                                    ==============       ==============
Weighted average number of diluted
  common shares outstanding                                            31,847,437           25,208,372
                                                                    ==============       ==============

   See accompanying notes to consolidated financial statements.

                               TRANSIT GROUP, INC.

                   CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL
                  NON REDEEMABLE PREFERRED STOCK, COMMON STOCK
                         AND OTHER STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited

                                                                                                    Total
                                                    Common       Additional      Accumulated    stockholders'
                                                    stock      paid-in capital     deficit          equity

Balance December 31, 1999                              $ 308         $ 94,577        $ (16,788)       $ 78,097

Dividends on redeemable preferred stock                -----            -----             (562)           (562)

Stock issued to employee stock ownership plan          -----               64            -----              64

Net loss                                               -----            -----           (1,671)         (1,671)
                                                  -----------  --------------- ---------------- ---------------

Balance March 31, 2000                                 $ 308         $ 94,641        $ (19,021)       $ 75,928
                                                  ===========  =============== ================ ===============






















        See accompanying notes to consolidated financial statements.

                               TRANSIT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Three months ended March 31,
                                                                 -------------------------------------------
                                                                      2000                       1999
                                                                 ----------------           ----------------
Cash flows from operating activities:
  Net (loss) income                                                     $ (1,671)                     $ 932
                                                                 ----------------           ----------------

  Adjustments to reconcile net income to cash
   (used) provided by operations:
     Depreciation and amortization                                         5,328                      2,295
     Deferred income taxes                                                (1,750)                         -
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                         (8,569)                       274
       (Increase) decrease in other assets                                (1,591)                       344
       (Decrease) increase in accounts payable and accrued expenses        4,653                        279
       Other                                                                 420                       (618)
                                                                 ----------------           ----------------
         Total adjustments                                                (1,509)                     2,574
                                                                 ----------------           ----------------

         Net cash (used) provided by operating activities                 (3,180)                     3,506
                                                                 ----------------           ----------------

Cash flows from investing activities:
  Business combinations, net of cash acquired                                  -                     (2,695)
  Proceeds from disposal of equipment                                      1,260                      1,479
  Purchase of equipment                                                   (5,725)                    (2,025)
  Stock redeemed                                                               -                     (1,385)
                                                                 ----------------           ----------------
         Net cash used by investing activities                            (4,465)                    (4,626)
                                                                 ----------------           ----------------

Cash flows from financing activities:
  Stock issued to employee stock ownership plan                               64                          -
  Dividends paid on preferred stock                                         (562)                         -
  Increase in long-term debt                                              15,453                      6,513
  Repayment of long-term debt and
   capital lease obligations                                              (9,452)                    (4,517)
   Increase (decrease) in bank overdraft                                   3,037                       (952)
                                                                 ----------------           ----------------
         Net cash provided by financing activities                         8,540                      1,044
                                                                 ----------------           ----------------

Decrease in cash                                                             895                        (76)
Cash beginning of period                                                   2,156                      2,020
                                                                 ----------------           ----------------
Cash end of period                                                       $ 3,051                    $ 1,944
                                                                 ================           ================

Supplemental cash flow data:
  Cash paid for interest                                                 $ 2,403                      $ 848
                                                                 ================           ================

Business combinations:
  Fair value of assets acquired                                              $ -                   $ 41,437
  Fair value of liabilities assumed                                            -                    (30,093)
  Common stock issued                                                          -                     (8,319)
                                                                 ----------------           ----------------
    Net cash payments                                                        $ -                    $ 3,025
                                                                 ================           ================


                                                See accompanying notes to consolidated financial statements.

                      TRANSIT GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

The information presented herein as of March 31, 2000, and for the three months ended March 31, 2000 and 1999 is unaudited. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

1.  Basis of Presentation

Our consolidated balance sheet as of March 31, 2000, our consolidated statements of operations, and our consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999 include our nineteen acquired subsidiaries and the results of their operations and cash flows for the periods since acquisition. We have made the following acquisitions:

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

2.  Summary of Significant Accounting Policies

Management's Representation

The accompanying interim consolidated financial statements have been prepared by us in accordance and consistent with the accounting policies stated in our 1999 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements appearing therein. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements are reflected in the interim periods presented. Additionally, all adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements.

3.  Business Combinations

From July 1997 through November 1999 we acquired 19 truckload carriers. The business combinations of the acquired companies are accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired companies have been included in our consolidated financial statements since their respective dates of acquisition. Assets acquired and liabilities assumed were recorded at fair market value.

The unaudited pro forma financial information reflects the operations of the acquired companies as if they all had been acquired on January 1, 1999. The following adjustments were made to the historical financial statements of acquired companies prior to their acquisition by us:

o Reduced depreciation expense due to changes in depreciation policies and estimated lives; o Amortization of goodwill recorded in connection with the acquisitions; o Additional interest costs for the cash portion of the acquisition costs; o Interest costs of the acquired companies have been adjusted to reflect the Company's financing costs;

     and

o Provision for income taxes at the Company's estimated annual tax rate.

No projected provision for cost reductions (such as insurance, overhead, purchasing, and fuel) have been reflected in the historical financial statements of the subsidiaries from January 1, 1999 through the date of acquisition.

               Unaudited Pro Forma Combined Results of Operations
                             (dollars in thousands)

                                                                                  Three Months Ended March 31,
                                                                            -----------------------------------------
                                                                                   2000                  1999
                                                                            -------------------    ------------------

         Revenue                                                            $         133,205      $         121,003
                                                                            ===================    ==================

         Net (loss) income                                                  $         (1,671)      $           2,094

         Preferred stock dividend requirement                                           (562)                   ----
                                                                            -------------------    ------------------

         (Loss) income available
            to common shareholders                                          $         (2,233)      $           2,094
                                                                            ===================    ==================

         (Loss) income per basic common share                               $           (.07)      $             .07
                                                                            ===================    ==================

         (Loss) income per diluted common share                             $           (.07)      $             .06
                                                                            ===================    ==================

         Weighted average number of basic    common  shares
         outstanding                                                              31,847,437              31,848,263
                                                                            ===================    ==================

         Weighted average number of diluted
         common shares outstanding                                                31,847,437              32,623,182
                                                                            ===================    ==================

4.  Income Taxes

At December 31, 1999, we had $31 million of federal net operating loss carryforwards potentially available to offset taxable income which expire during the years 2009 to 2018. At March 31, 2000 the net operating loss carryforwards are approximately $32.7 million.

We determine our provisions for income taxes using our best estimate of the effective tax rate expected to be applicable for the full fiscal year. The difference between the provision for income taxes and the amount that would be expected using the Federal statutory income tax rate of 34% is related to nondeductible goodwill amortization expense and certain other nondeductible expenses.

5.  Credit Facility

In 1999 we entered into a $150 million credit facility, which replaced our $35 million revolving credit and term facility. The facility contains customary financial covenants that include limitations on dividends, indebtedness, mergers, sale of assets, and the repurchase of common stock. Requirements exist to maintain minimum levels of coverage for a Fixed Charge Coverage Ratio, Asset Coverage Ratio, and a Minimum Consolidated Net Worth (all defined). We were not in compliance with certain of the covenants at March 31, 2000.

We have received a 30 day waiver to allow the participant banks time to consider an amendment to the facility at the expiration of that waiver period. In consideration for this waiver, the unused commitment under the acquisition facility will be cancelled, the maximum borrowings under the revolving credit facility will be capped at the lesser of the borrowing base or $95.9 million, ($94.5 million currently outstanding) and we will incur a fee. In accordance with the technical requirements of Generally Accepted Accounting Principles this debt has been classified as a current liability.

In May 1999 we issued five million shares of 9% Redeemable Preferred Stock for $5.00 per share. Each Redeemable Preferred Share may be converted at any time, at the option of the preferred shareholder, for one share of our common stock. The Redeemable Preferred Stock agreement contains certain anti-dilutive provisions which would require the issuance of additional Redeemable Preferred Shares if we issue any of our common stock at less than $5.00 per share. Beginning three years from the date of issuance of the Redeemable Preferred Shares, (and for the succeeding two years) the preferred shareholders can cause us to purchase up to 33% per year of the outstanding Redeemable Preferred Stock for $5.00 per share. In addition, certain conditions such as a change in ownership can accelerate the redemption requirement.

We are required to provide financial information and maintain certain financial conditions. The conditions involve limitations on mergers, acquisitions, asset sales and additional indebtedness. We were in compliance of all of requirements of this Agreement. Should an Event of Default occur and remain, the holders of the Preferred Stock will have the right to elect two members of the Board of Directors of the Company.

7. Restructuring Charge

Early in 1999 we began formulating a plan to consolidate most "back office operations" at our service center in Groveland, Florida. The plan was finalized during the fourth quarter of 1999 with the completion of the last acquisition. The first phase of the plan involves consolidating the back office functions of the companies acquired during 1999 with a resulting increase to the purchase price of $0.5 million which was recorded as part of the acquisition cost of the companies acquired and charged to goodwill. The charge is intended to cover severance for approximately 100 employees affected and the relocation of three employees to Groveland service center. The amount of severance each employee is entitled to is based on the years of employment of each employee affected. In the first quarter of 2000 there were no charges or adjustments to these accruals. The plan is expected to be completed by September 2000 at which time the severance will be paid. Beginning in 2001, we expect the elimination of these positions will result in annual pretax savings of $1.0-$2.0 million.

During the first quarter of 2000, we finalized a plan to consolidate the back office operations of all remaining divisions. In connection with the plan, we recorded a charge to income of $1.1 million to cover severance from the termination of 55 employees and costs associated with phasing out our Atlanta headquarters. Each employee affected will be entitled to an amount based on the number of years of employment with us and his position within the Company. In the first quarter of 2000 there were no charges or adjustments to these accruals We expect the project to be completed by December 2000 at which time the severance will be paid and we expect that the elimination of these positions will result in annual pretax savings of $1.0-$2.0 million.

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

Comments in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our business which are not historical facts are forward looking statements that involve risks and uncertainties. Among these risks are that we are in a highly competitive business, have a history of operating losses, and are pursuing a growth strategy that relies in part on the completion of acquisitions of companies in the trucking industry. There can be no assurance that in our highly competitive business environment, we will successfully improve our operating profitability or consummate such acquisitions.

Liquidity and Capital Resources

Our acquisition strategy and requirements for replacing our revenue equipment require significant capital resources. For the three months ended March 31, 2000 and 1999 cash flow from operating activities was $(3.2) million, and $3.5 million, respectively, and capital expenditures were $5.7 million, and $2.0 million, respectively, for new trucks and trailers. The first fiscal quarter is typically the weakest quarter in the fiscal year. Beginning in the fourth quarter of 1999, and continuing into the first quarter of 2000 higher fuel costs and the poor performance by certain of our 1999 acquisitions resulted in losses for the quarters ended December 31, 1999 and March 31, 2000. Annual fees for tags, plates and permits require significant cash payments during the first quarter of 2000. The cash required to fund our growth strategy and the capital requirements for new equipment is significant. In addition, our internal growth has required us to finance a significant increase in accounts receivable. These factors have combined to negatively impact our cash flow. We expect that the seasonal increase in business and the continued concentration on collection of accounts receivable will alleviate these cash constraints. Capital expenditures for 2000 are expected to range from $36.0-$40.0 million and will be financed under our existing credit facility and by other commercial lenders. Amounts available from future cash flows, funds available under our credit facilities, and other lending sources should be sufficient to meet our expected operating needs and planned capital expenditures for the foreseeable future. However, there can be no assurance that we can continue to finance our business strategy through operations or commercial lenders.

In 1999 we entered into a $150 million credit facility, which replaced our $35 million revolving credit and term facility. The facility contains customary financial covenants that include limitations on dividends, indebtedness, mergers, sale of assets and the repurchase of common stock. Requirements exist to maintain minimum levels of coverage for a Fixed Charge Coverage Ratio, Asset Coverage Ratio, and a Minimum Consolidated Net Worth (all defined). We were not in compliance with certain of the covenants at March 31, 2000.

We have received a 30 day waiver to allow the participant banks time to consider an amendment to the facility at the expiration of that waiver period. In consideration for this waiver, the unused commitment under the acquisition facility will be cancelled, the maximum borrowings under the revolving credit facility will be capped at the lesser of the borrowing base or $95.9 million, ($94.5 million currently outstanding) and we will incur a fee. In accordance with the technical requirements of Generally Accepted Accounting Principles this debt has been classified as a current liability. We believe that we can either amend the facility to change the covenants or refinance the debt. At such time as we amend the covenants or obtain alternative financing , we will notify the readers of these financial statements. There is, however, no assurance that we will be able to amend the covenants or obtain alternative financing.

Redemption Rights for Selling Shareholders in Acquisitions

In connection with the acquisitions in 1997, we granted the selling shareholders the right to require us to redeem a portion of the shares which they received in exchange for selling their businesses to us. The dollar amount of stock subject to mandatory redemption by us aggregated approximately $8.1 million upon acquisition of those companies.

At March 31, 2000, holders of redemption rights with respect to $3.7 million of stock may require that either 1.) we redeem the stock or 2.) a major shareholder of the Company acquire the stock at a price of $3.60 per share. To the extent such redemption rights are exercised, we will be required to fund the cash required to meet our obligations under the redemption rights by drawing on bank lines which may be available, or to call upon a major shareholder to purchase the stock under such shareholder's obligations and guarantees associated with the acquisition contracts.

Results of Operations - Three months ended March 31, 2000 compared with the three months ended March 31, 1999

The following table sets forth items in the Consolidated Statement of Operations for the three months ended March 31, 2000 and 1999 as a percentage of operating revenues.

                                                                                         Percentage of
                                                                                      Operating Revenues

                                                                                           March 31,

                                                                                  ----------------------------
                                                                                     2000             1999
                                                                                  ------------    -------------
             Operating revenues                                                      100.00%        100.00%
                                                                                  ------------    -------------

             Purchased transportation                                                 41.50           39.35
             Salaries, wages and benefits                                             24.43           24.12
             Fuel                                                                     10.32            7.49
             Operating supplies and expenses                                           9.61           10.60
             Lease expense - revenue equipment                                         5.11            6.38
             Insurance                                                                 1.38            1.22
             Depreciation and amortization expense                                     4.00            3.54
             Restructuring charge                                                       .81            -
             General and administrative expense                                        2.97            2.73
                                                                                                  -------------
                                                                                  ------------
             Total expenses                                                          100.13           95.43
                                                                                  ------------    -------------
               Operating (loss) income                                                 (.13)           4.57
             Interest expense                                                          2.43            1.55
                                                                                  ------------    -------------
               (Loss) income before income taxes                                      (2.56)           3.02
             Income tax (benefit)                                                     (1.31)           1.58
                                                                                  ------------    -------------

             Net (loss) income                                                        (1.25)%          1.44%
                                                                                  ============    =============

Operating revenue increased from $64.8 million in 1999 to $133.2 million, or 105.4%, for 2000. The increase is due to the acquisition of eight companies in 1999 ($62.8 million) and an increase in comparable revenue of $5.5 million (9.49%).

Purchased transportation increased from $25.5 million in 1999 to $55.3 million, or 116.6%. Purchased transportation as a percentage of operating revenues increased from 39.35% in 1999 to 41.50% in 2000 as a result of increased emphasis on growth through owner operators and brokerage versus company equipment.

Salaries, wages and benefits increased from $15.6 million in 1999 to $32.5 million, or 108.0%, in 2000. Salaries, wages and benefits as a percentage of operating revenues increased from 24.12% in 1999 to 24.43% in 2000. The increase as a percentage of operating revenues is attributed to higher driver wages, and increased group health and workers compensation costs. Should these costs continue to increase there can be no assurance that they can be passed along through increased freight rates.

Fuel increased from $4.9 million in 1999 to $13.8 million, or 183.1%, in 2000. Fuel as a percentage of operating revenues increased from 7.49% in 1999 to 10.32% in 2000. Fuel costs as a percentage of operating revenues increased as a result of higher fuel prices compared with the prior year. Fuel costs have increased significantly over the prior year. Should fuel costs continue to increase, there can be no assurance that these costs can be passed along to our customers.

Operating supplies and expenses increased from $6.9 million in 1999 to $12.8 million, or 86.3%, in 2000. Operating supplies and expenses as a percentage of operating revenues decreased from 10.60% in 1999 to 9.61% in 2000. The decrease as a percentage of operating revenues is attributed to the change in the fleet and revenue mix discussed above.

Lease expense - revenue equipment increased from $4.1 million in 1999 to $6.8 million, or 64.7% in the first three months of 2000. Expressed as a percent of operating revenues, lease expense - revenue equipment decreased from 6.38% in 1999 to 5.11% in 2000 as a result of the increase in comparable revenues.

Insurance expense increased from $.8 million in 1999 to $1.8 million, or 131.2%, in 2000. As a percent of operating revenues insurance expense increased nominally from 1.22% to 1.38%.

Depreciation and amortization expense increased from $2.3 million in 1999 to $5.3 million, or 132.2%, in 2000. Depreciation and amortization expense as a percentage of operating revenues increased from 3.54% in 1999 to 4.00% in 2000 primarily as a result of higher levels of goodwill amortization incurred in connection with the 8 companies acquired in 1999.

During the first quarter of 2000, we finalized a plan to consolidate the back office operations of our operating divisions. In connection with the plan, we recorded a charge to income of $1.1 million to cover severance from the termination of 55 employees. Each employee affected will be entitled to an amount based on the number of years of employment with us and his position within the Company. We expect the project to be completed by December 2000 at which time the severance will be paid and we expect that the elimination of these positions will result in annual pretax savings of $1.0-$2.0 million.

General and administrative expense increased from $1.8 million in 1999 to $4.0 million, or 123.9%, in 2000. General and administrative expense as a percentage of operating revenues increased from 2.73% in 1999 to 2.97% in 2000 primarily as a result of consulting costs incurred in connection with the consolidation of back office functions.

Operating income decreased from $3.0 million in 1999 to a loss of $.2 million in 2000. Operating income as a percentage of operating revenues decreased from 4.57% in 1999 to (.09%) in 2000 as a result of the factors discussed above.

Interest expense increased from $1.0 million in 1999 to $3.2 million, or 223.5%, in 2000. Interest expense as a percentage of operating revenues increased from 1.55% in 1999 to 2.43% in 2000. The increase in interest costs is related to higher interest rates and increased seasonal borrowings.

Income taxes decreased from an expense $1.0 million in 1999 to a benefit of $1.8 million in 2000 as we recognized the value of net operating loss.

Results of Operations - Unaudited Pro Forma three months ended March 31, 2000 compared with the three months ended March 31, 1999

Since July 1997, we have acquired 19 truckload carriers and have enabled these companies to reduce certain costs particularly in the areas of insurance, interest and leasing costs, fuel, and redundant overhead. Our strategy is to allow the acquired companies to focus on marketing, customer service, and operations while administrative and financial costs are centralized in the Corporate Services Division of TGT.

The unaudited pro forma financial information reflects the operations of the 19 acquired companies as if they all had been acquired on January 1, 1999. The following adjustments were made to the historical financial statements of acquired companies prior to their acquisition by us:

o Reduced depreciation expense due to changes in depreciation policies and estimated lives; o Amortization of goodwill recorded in connection with the acquisitions; o Additional interest costs for the cash portion of the acquisition costs; o Interest costs of the acquired companies have been adjusted to reflect the Company's financing costs;

              and

o Provision for income taxes at the Company's estimated annual rates.

No projected provision for cost reductions (such as insurance, overhead, purchasing, and fuel) have been reflected in the historical financial statements of the subsidiaries from January 1, 1999 through the date of acquisition.

               Unaudited Pro Forma Combined Results of Operations

                                                           March 31, 2000                      March 31, 1999
                                                  ---------------------------------    --------------------------------
                                                         $                 %                  $                 %
                                                  ----------------    -------------    ----------------    ------------

Operating revenues                                   $    133,205       100.00%           $    121,003      100.00%
                                                  ----------------    -------------    ----------------    ------------

Operating expenses                                        109,263        82.03                  95,395       78.84
Fuel                                                       13,755        10.32                  10,079        8.33
Depreciation and amortization                               5,328         4.00                   5,344        4.41
Restructuring charge                                        1,079          .81                    ----           ----
General and administrative expenses                         3,956         2.97                   3,323        2.75
                                                  ----------------    -------------    ----------------    ------------

Total operating expenses                                  133,381                              114,141       94.33
                                                                        100.13

                                                  ----------------    -------------    ----------------    ------------

   Operating (loss) income                                   (176)        (.13)                  6,862        5.67

Interest expense                                            3,245         2.33                   2,757        2.28
                                                  ----------------    -------------    ----------------    ------------

   (Loss) income before income taxes                       (3,421)       (2.46)                  4,105        3.39

Income tax (benefit)                                       (1,750)       (1.31)                  2,011        1.66
                                                  ----------------    -------------    ----------------    ------------

   Net income (loss)                                       (1,671)       (1.15)                  2,094        1.73

Preferred stock  dividend requirement                        (562)        (.42)                   ----        ----
                                                  ----------------    -------------    ----------------    ------------

(Loss) income available

   to common shareholders                         $         (2,233)      (1.57)        $         2,094        1.73%
                                                  ================    =============    ================    ============

(Loss) income per basic common share              $           (.07)                    $           .07
                                                  ================                     ================

(Loss) income per diluted common share            $           (.07)                    $           .06
                                                  ================                     ================

Weighted average number of basic    common
shares outstanding                                     31,847,437                           31,848,263
                                                  ================                     ================

Weighted average number of diluted
common shares outstanding                              31,847,437                           32,623,812
                                                  ================                     ================

Comparable unaudited pro forma revenues increased by approximately $12.2 million (10.1%) for the three months ended March 31, 2000 compared to the same period in 1999.

Operating expenses increased from $95.4 million in unaudited pro forma 1999 to $109.3 million in unaudited pro forma 2000. Operating expenses as a percent of total revenues and other income increased from 78.84% in 1999 to 82.03% in 2000.

Fuel costs have increased dramatically over prior year periods. Expressed as a percentage of operating revenues fuel has increased from 8.33% in 1999 to 10.32% in 2000.

During the first quarter of 2000, we finalized a plan to consolidate the back office operations of all remaining divisions. In connection with the plan, we recorded a charge to income of $1.1 million to cover severance from the termination of 55 employees. Each employee affected will be entitled to an amount based on the number of years of employment with us and his position within the Company. We expect the project to be completed by December 2000 at which time the severance will be paid and we expect that the elimination of these positions will result in annual pretax savings of $1.0-$2.0 million.

General and administrative expenses have increased on a pro forma basis as a result of higher staff levels required for the consolidation of back office functions and the consulting costs incurred in connection with this process. Expressed as a percentage of operating revenues, pro forma general and administrative costs increased from 2.75% in 1999 to 2.97% in 2000.

Due to higher operating costs, significantly higher fuel costs, and the restructuring charge pro forma operating income declined from $6.9 million in 1999 to a loss of $.2 million in 2000.

Interest expense increased by $.5 million as a result of higher interest rates in 2000 compared with 1999 and the cost associated with the growth of our business.

As a result of the above factors we incurred a loss of $1.7 million in the pro forma three months ended March 31, 2000 compared with net income of $2.1 million in the comparable prior year pro forma period.

                      TRANSIT GROUP, INC. AND SUBSIDIARIES

           Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

                      TRANSIT GROUP, INC. AND SUBSIDIARIES

                           Part II - Other Information

Item 3 - Default on Senior Securities

In 1999 we entered into a $150 million credit facility, which replaced our $35 million revolving credit and term facility. The facility contains customary financial covenants that include limitations on dividends, indebtedness, mergers, sale of assets, and the repurchase of common stock. Requirements exist to maintain minimum levels of coverage for a Fixed Charge Coverage Ratio, Asset Coverage Ratio, and a Minimum Consolidated Net Worth (all defined). We were not in compliance with certain of the covenants at March 31, 2000.

We have received a 30 day waiver to allow the participant banks time to consider an amendment to the facility at the expiration of that waiver period. In consideration for this waiver, the unused commitment under the acquisition facility will be cancelled, the maximum borrowings under the revolving credit facility will be capped at the lesser of the borrowing base or $95.9 million, ($94.5 million currently outstanding) and we will incur a fee. In accordance with the technical requirements of Generally Accepted Accounting Principles this debt has been classified as a current liability.

Item 6 - Exhibits and Reports on Form 8-K

   (a)   Exhibits

         11.1 Statement regarding computation of earnings per share

         27.1 Financial Data Schedule

   (b) The Company filed no Current Reports on Form 8-K during the first quarter of 2000.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Transit Group, Inc.

Date: May 22, 2000

                                                     By: /s/ N. Mark DiLuzio

                                                          N. Mark DiLuzio
                                                          Senior Vice President,
                                                          and Chief Financial
                                                          Officer