Form 10-Q
period 2000-06-30
TRANSIT GROUP INC
filed 2000-08-16
CIK 853532

14

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended    June 30, 2000
                                    ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from______to_____




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


Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

There were 31,848,244 shares of the Company's common stock outstanding as of August 11, 2000.

                                                         TRANSIT GROUP, INC.

                                    FORM 10-Q

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                              Page Number
                                                                                              -----------

                  Item 1

                  Financial Statements

                  Consolidated Balance Sheets
                    as of June 30, 2000 (unaudited) and December 31, 1999                       3

                  Consolidated Statements of Income (unaudited) for the three
                    and six month periods ended June 30, 2000 and 1999                          4

                  Consolidated Statement of Changes in Total Non Redeemable

                    Preferred Stock, Common Stock and Other Shareholders' Equity (unaudited)    5

                  Consolidated Statements of Cash Flows (unaudited) for the six
                    months ended June 30, 2000 and 1999                                         6

                  Notes to Consolidated Financial Statements (unaudited)                        7

                  Item 2

                  Management's Discussion and Analysis of Financial

                   Condition and Results of Operations                                         11

                  Item 3

                  Quantitative and Qualitative Disclosures About

                   Market Risk                                                                 18


PART II.  OTHER INFORMATION

                  Item 1

                  Legal Proceedings                                                            19

                  Item 2

                  Changes in Securities and Use of Proceeds                                    19

                  Item 3

                  Defaults on Senior Securities                                                19

                  Item 4

                  Submission of Matters to a Vote of Security Holders                          20

                  Item 5

                  Other Information                                                            20

                  Item 6

                  Exhibits and Reports on Form 8-K                                             20

                               TRANSIT GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS
                                                                                June 30,              December 31,
                                                                                  2000                    1999
                                                                             ----------------        -----------
                                                                               (Unaudited)
Current assets:
  Cash                                                                               $ 3,523                 $ 2,156
  Accounts receivable (net of allowance of $2,838 and $3,441)                         80,536                  71,543
  Other current assets                                                                13,255                  10,259
  Refundable income taxes                                                              2,902                   4,210
  Deferred income taxes                                                                2,000                   9,655
                                                                             ----------------        ----------------
      Total current assets                                                           102,216                  97,823
                                                                             ----------------        ----------------

Noncurrent assets:
  Property, equipment, and capitalized leases                                        108,502                 114,718
  Goodwill                                                                           111,791                 112,197
  Other assets                                                                           775                   1,676
                                                                             ----------------        ----------------
      Total noncurrent assets                                                        221,068                 228,591
                                                                             ----------------        ----------------

      Total assets                                                                 $ 323,284               $ 326,414
                                                                             ================        ================

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and capital leases                     $      124,895             $    23,990
  Accounts payable                                                                    12,054                  11,014
  Bank overdrafts                                                                      7,887                   2,856
  Accrued expenses and other current liabilities                                      21,038                  16,708
                                                                             ----------------        ----------------
      Total current liabilities                                                      165,874                  54,568
                                                                             ----------------        ----------------

Noncurrent liabilities:
  Long-term debt and capital lease obligations                                        45,613                 139,530
  Other liabilities                                                                      471                     267
  Deferred income taxes                                                               15,596                  25,482
                                                                             ----------------        ----------------
     Total noncurrent liabilities                                                     61,680                 165,279
                                                                             ----------------        ----------------

     Total liabilities                                                               227,554                 219,847
                                                                             ----------------        ----------------

Redeemable common stock                                                                3,675                   3,675
                                                                             ----------------        ----------------

Redeemable preferred stock                                                            24,818                  24,795
                                                                             ----------------        ----------------

 Non redeemable preferred stock, common stock,
 and other shareholders' equity:
  Preferred stock, no par value, 20,000,000 shares authorized,
    5,000,000 outstanding                                                              -----                   -----
  Common Stock, $.01 par value, 100,000,000 shares
   authorized, 31,848,244 shares issued and outstanding                                  308                     308
  Additional paid-in capital                                                          94,641                  94,577
  Accumulated deficit                                                                (27,712)                (16,788)
                                                                             ----------------        ----------------
      Total non redeemable preferred stock, common stock
       and other shareholders' equity                                                 67,237                  78,097
                                                                             ----------------        ----------------

      Total liabilities and shareholders' equity                                   $ 323,284               $ 326,414
                                                                             ================        ================

        See accompanying notes to consolidated financial statements.

              TRANSIT GROUP, INC.
         CONSOLIDATED STATEMENTS OF INCOME
       (In thousands, except share data)
                  (Unaudited)


                                                       Three Months Ended June 30,                 Six Months Ended June 30,
                                                --------------------------------------    -------------------------------------
                                                        2000                 1999               2000                1999
                                                -----------------   ------------------    ----------------  -------------------

Operating revenues                              $        132,136    $          75,167     $       265,341   $          140,011
                                                -----------------   ------------------    ----------------  -------------------

Operating expenses:
Purchased transportation                                  58,728               26,916             114,007               52,433
Salaries, wages, and benefits                             31,000               19,114              63,536               34,756
Fuel                                                      13,214                6,336              26,969               11,194
Operating supplies and expenses                           16,445                7,587              29,247               14,460
Lease expense - revenue equipment                          6,429                4,475              13,239                8,611
Insurance                                                  2,833                  990               4,669                1,785
Depreciation and amortization expense                      5,293                2,850              10,621                5,145
Restucturing charge                                         (225)               -----                 854                -----
General and administrative expense                         4,510                2,201               8,466                3,968
                                                -----------------   ------------------    ----------------  -------------------
     Total operating expenses                            138,227               70,469             271,608              132,352
                                                -----------------   ------------------    ----------------  -------------------

     Operating (loss) income                              (6,091)               4,698              (6,267)               7,659

Interest expense                                           3,232                1,517               6,477                2,519
                                                -----------------   ------------------    ----------------  -------------------


     (Loss) income before income taxes                    (9,323)               3,181             (12,744)               5,140
Income tax (benefit)                                      (1,195)              (1,092)             (2,945)                 (66)
                                                -----------------   ------------------    ----------------  -------------------

     Net (loss) income                                    (8,128)               4,273              (9,799)               5,206

Preferred stock dividends                                   (563)                (296)             (1,125)                (296)
                                                -----------------   ------------------    ----------------  -------------------

     (Loss) income available to common
         shareholders                           $         (8,691)   $           3,977     $       (10,924)  $            4,910
                                                =================   ==================    ================  ===================

(Loss) income per common share -- basic         $          (0.27)   $            0.15     $         (0.34)  $             0.19
                                                =================   ==================    ================  ===================

(Loss) income per common share -- diluted       $          (0.27)   $            0.15     $         (0.34)  $             0.19
                                                =================   ==================    ================  ===================

Weighted average number of common shares
  outstanding - basic                                 31,848,244           26,038,631          31,847,840           25,240,163
                                                =================   ==================    ================  ===================

Weighted average number of common shares
  outstanding - diluted                               31,848,244           27,083,493          31,847,840           26,150,369
                                                =================   ==================    ================  ===================


      See accompanying notes to consolidated financial statements.

                               TRANSIT GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL
                  NON REDEEMABLE PREFERRED STOCK, COMMON STOCK,
                         AND OTHER STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                                          Total
                                                                Common           Additional         Accumulated       stockholders'
                                                                 stock         paid-in capital        deficit             equity

Balance December 31, 1999                                       $ 308           $ 94,577          $ (16,788)          $ 78,097

Dividends on redeemable preferred stock                         -----              -----             (1,125)            (1,125)

Stock issued to employee stock ownership plan                   -----                 64              -----                 64

Net loss                                                        -----              -----             (9,799)            (9,799)
                                                           ----------------   ----------------    ---------------    ---------------

Balance June 30, 2000                                           $ 308           $ 94,641          $ (27,712)          $ 67,237
                                                           ================   ================    ===============    ===============





       See accompanying notes to consolidated financial statements.

                                              TRANSIT GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                  (Unaudited)

                                                                                Six Months Ended June 30,
                                                                     -------------------------------------------
                                                                                             --
                                                                             2000                    1999
                                                                     --------------------    -------------------
Cash flows from operating activities:
  (Loss) income from continuing operations                           $            (9,799)    $            5,206
                                                                     --------------------    -------------------
    Adjustments to reconcile income to cash
       in continuing operations:
      Depreciation and amortization                                               10,621                  5,145
      Deferred taxes                                                              (2,945)                (2,671)
      Loss (gain) on sale of equipment                                             2,080                   (213)
    Changes in assets and liabilities
      Increase in accounts receivable                                             (8,993)                (4,400)
      Increase in other assets                                                    (2,095)                  (531)
      Increase (decrease) in accounts payable and accrued expenses                 5,370                 (2,844)
      Other                                                                         (106)                  (458)
                                                                     --------------------    -------------------
          Total adjustments                                                        3,932                 (5,972)
                                                                     --------------------    -------------------

          Net cash used in continuing operations                                  (5,867)                  (766)
          Net cash used in discontinued operations                                   (24)                   (13)
                                                                     --------------------    -------------------

              Net cash used in operating activities                               (5,891)                  (779)
                                                                     --------------------    -------------------

Cash flows from investing activities:
  Business combinations, net of cash acquired                                      -----                 (2,813)
  Proceeds from disposal of equipment                                              2,415                  4,164
  Purchase of equipment                                                           (8,442)                (3,818)
                                                                     --------------------    -------------------
               Net cash used in investing activities                              (6,027)                (2,467)
                                                                     --------------------    -------------------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock                                        -----                 24,912
  Repayment of capital lease obligations and long-term debt                      (15,696)               (26,510)
  Increase in long-term debt                                                      25,011                  6,734
  Increase (decrease) in bank overdraft                                            5,031                 (1,418)
  Stock redeemed and retired                                                       -----                 (1,548)
  Dividends                                                                       (1,125)                 -----
  Stock issued to employee stock ownership plan                                       64                  -----
  Stock options exercised                                                          -----                     76
                                                                     --------------------    -------------------
               Net cash provided by financing activities                          13,285                  2,246
                                                                     --------------------    -------------------

Increase (decrease) in cash                                                        1,367                 (1,000)
Cash, beginning of period                                                          2,156                  2,020
                                                                     --------------------    -------------------
Cash, end of period                                                  $             3,523     $            1,020
                                                                     ====================    ===================

Supplemental cash flow data
   Cash paid for interest                                            $             7,301     $            1,836
                                                                     ====================    ===================

Business combinations
  Fair value of assets acquired                                      $             -----     $           42,139
  Fair value of liabilities assumed                                                -----                (30,707)
  Common stock issued                                                              -----                 (8,286)
                                                                       ------------------    -------------------
               Net cash payments                                     $             -----     $            3,146
                                                                     ====================    ===================

                    See accompanying notes to consolidated financial statements.

                                            TRANSIT GROUP, INC.

                   Notes to Consolidated Financial Statements

The information presented herein as of June 30, 2000, and for the three and six month periods ended June 30, 2000 and 1999 is unaudited. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

1.  Basis of Presentation

Our consolidated balance sheet as of June 30, 2000, our consolidated statements of income for the three and six month periods ended June 30, 2000 and 1999, and our consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999 include our nineteen acquired subsidiaries, and the results of operations and cash flows for the periods since acquisition. We have made the following acquisitions:

                                 Company                         Date Acquired

               Carolina Pacific Distributors                          07/11/97
               Service Express                                        08/16/97
               Transit Leasing                                        08/16/97
               Carroll Fulmer Group                                   08/30/97
               Rainbow Trucking                                       12/30/97
               Transportation Resources and Management                01/31/98
               Certified Transport                                    05/05/98
               KJ Transportation                                      06/17/98
               Network Transportation                                 07/13/98
               Diversified Trucking                                   08/05/98
               Northstar Transportation                               08/11/98
               Priority Transportation                                01/19/99
               Massengill Trucking Service                            03/03/99
               KAT                                                    03/22/99
               R&M Enterprises                                        07/19/99
               MDR Cartage                                            07/30/99
               Bestway Trucking                                       07/30/99
               Fox Midwest                                            09/27/99
               Land Transportation                                    11/04/99

There have been no acquisitions since Land Transportation.

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

3.  Business Combinations

Since July 1997, we have acquired 19 transportation companies. The business combinations of the acquired companies are accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired companies have been included in our consolidated financial statements since their respective dates of acquisition. Assets acquired and liabilities assumed were recorded at fair market value.

The unaudited pro forma financial information reflects our operations as if all of the acquisitions took place on January 1, 1999. The following adjustments were made to the historical financial statements of the acquired companies prior to their acquisition by us:

o Depreciation expense was reduced due to changes in depreciation policies and estimated lives; o Amortization of goodwill incurred in connection with the acquisitions has been recorded; o Lease expense incurred in connection with certain sale-leaseback transactions has been recorded; o Interest costs for the cash portion of the acquisition costs has been recorded; o Interest costs of the acquired companies have been adjusted to reflect our financing costs and; o The provision for income taxes has been calculated using our estimated annual tax rate.

No provision for cost reductions (such as insurance, overhead, purchasing, and fuel) have been reflected in the historical financial statements of the acquired companies from January 1, 1999 through the date of acquisition.

               Unaudited Pro Forma Combined Results of Operations

                        (In thousands except share data)



                                                 Three months ended June 30,            Six months ended June 30,

                                                    2000              1999               2000                1999
                                                    ----              ----               ----                ----

      Revenues                                  $     132,136     $    120,370      $  265,341          $  241,373
                                                ==============    ==============    ===============     ===============


      Net (loss) income                         $     (8,128)     $      1,736      $    9,799)         $    3,830

      Preferred stock  dividend
      requirement

                                                        (563)             (296)          (1,125)              (296)
                                                --------------    --------------    ---------------     ---------------

      (Loss) income available to common
      shareholders                               $    (8,691)      $     1,440      $    (10,924)        $    3,534
                                                ==============    ==============    ===============     ===============

      (Loss) income per basic common share       $      (.27)     $        .05      $       (.34)        $      .11
                                                ==============    ==============    ===============     ===============

      (Loss) income per diluted common
      share                                      $      (.27)      $       .04      $       (.34)        $      .11
                                                ==============    ==============    ===============     ===============

      Weighted average number of basic
      common shares outstanding                    31,848,244        31,855,927         31,847,840           31,852,116
                                                ==============    ==============    ===============     ===============


      Weighted average number of diluted
      common shares outstanding                    31,848,244        32,900,789         31,847,840          32,762,323
                                                ==============    ==============    ===============     ===============


4.       Income Taxes

At December 31, 1999, we had $31.0 million of federal net operating loss carryforwards potentially available to offset taxable income which expire during the years 2009 to 2018. We will be limited in the amount of net operating losses which can be offset against taxable income in any given year because of significant changes in ownership. Certain pre-acquisition losses of acquired companies will be unusable because of the change of ownership provisions and a valuation allowance remains for those losses. To the extent these losses are utilized, any benefit will be used to reduce goodwill as the losses were incurred by acquired subsidiaries. At June 30, 2000, the net operating loss carryforwards are approximately $41.2 million.

The Company determines its provisions for income taxes using its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The difference between the provision for income taxes and the amount that would be expected using the Federal statutory income tax rate of 34% is related to nondeductible goodwill, changes in valuation allowances for deferred taxes, amortization expense, the meal component of per diem expenses paid to drivers, and certain other non-deductible expenses.

On June 25, 1999, new consolidated return regulations were issued that changed the rules for using our operating loss carryovers by eliminating the requirement to apply the separate return limitation loss years limitation to situations in which a change of ownership, as defined in Section 382 of the Internal Revenue Code, occurred within six months of an acquired company becoming a member of a consolidated group. Prior to this change in the consolidated return regulations, we limited the income tax benefit recognized in the financial statements for certain net operating losses of acquired companies by establishing a valuation allowance for deferred tax assets.

5.  Credit Facility

In 1999, we entered into a $150 million credit facility, which replaced our $35 million revolving credit and term facility. The facility contains customary financial covenants that include limitations on dividends, indebtedness, mergers, sale of assets, and the repurchase of common stock. Requirements exist to maintain minimum levels of coverage for a Fixed Charge Coverage Ratio, Asset Coverage Ratio, and a Minimum Consolidated Net Worth (all defined). We have not been in compliance with certain of the covenants since December 31, 1999.

We have received a series of waivers through September 15, 2000 to allow the participant banks time to consider an amendment to the facility at the expiration of the waiver period. In consideration of these waivers, the unused commitment under the acquisition facility has been cancelled ($10.3 currently outstanding), the maximum borrowings under the revolving credit facility are capped at the lesser of the borrowing base or $95.9 million ($95.3 million currently outstanding), and we incurred fees of $.6 million. The waiver contains various conditions including that we cure certain collateral deficiencies during the current 30 day waiver period. We are continuing negotiations with the bank group to amend the revolving credit facility. However, there is no assurance, that we can amend the facility, refinance the facility or that we can fulfil the collateral requirements under the current waiver. In accordance with the technical requirements of Generally Accepted Accounting Principles this debt has been classified as a current liability.

6. Redeemable Preferred Stock

In May 1999, we issued five million shares of 9% Redeemable Preferred Stock for $5.00 per share. Each Redeemable Preferred Share may be converted at any time, at the option of the preferred shareholder, for one share of our common stock. The Redeemable Preferred Stock agreement contains certain anti-dilutive provisions which would require the issuance of additional Redeemable Preferred Shares if we issue any of our common stock at less than $5.00 per share. Beginning three years from the date of issuance of the Redeemable Preferred Shares (and for the succeeding two years), the preferred shareholders can cause us to purchase up to 33% per year of the outstanding Redeemable Preferred Stock for $5.00 per share. In addition, certain conditions such as a change in ownership can accelerate the redemption requirement.

We are required to provide financial information and maintain certain financial conditions. The conditions involve limitations on mergers, acquisitions, asset sales, and additional indebtedness. Due to restrictions under our revolving credit facility we did not make the June 30, 2000 preferred stock dividend payment in the amount of $563,000. Should this event of default remain, the holders of the Preferred Stock will have the right to elect two members to our Board of Directors.

7. Restructuring Charges

Early in 1999, we began formulating a plan to consolidate most back office operations at our service center in Groveland, Florida. The plan was finalized during the fourth quarter of 1999 with the completion of the last acquisition. The first phase of the plan involves consolidating the back office functions of the companies acquired during 1999 with a resulting increase to the purchase price of $0.5 million which was recorded as part of the acquisition cost of the companies acquired and charged to goodwill. The charge was intended to cover severance for approximately 100 employees affected and the relocation of three employees to the Groveland service center. The amount of severance each employee is entitled to is based on their respective years of employment.

In the six month period ended June 30, 2000, 16 persons resigned prior to their termination and seven persons were separated in accordance with our consolidation plan. The total amount of severance paid was $40,000. The plan is expected to be completed by September 2000 at which time the remaining severance will be paid. Beginning in 2001, we expect the elimination of these positions will result in annual pretax savings of $1.0-$2.0 million.

During the first quarter of 2000, we finalized a plan to consolidate the back office operations of all remaining divisions. In connection with the plan, we recorded a charge to income of $1.1 million to cover severance from the termination of 55 employees and costs associated with phasing out our Atlanta headquarters. Each employee affected will be entitled to an amount based on the number of years of employment and his position.

In the six month period ended June 30, 2000, 14 employees resigned prior to their termination ($200,000) and nine employees were re-assigned ($25,000). As a result, we have taken a credit to the restructuring charge in the amount of $225,000 in the three month period ended June 30, 2000. Two employees were separated under the terms of our consolidation plan and paid $30,000. We expect the project to be completed by December 2000 at which time the severance will be paid and we expect that the elimination of these positions will result in annual pretax savings of $1.0-$2.0 million.

8. Impairment of Fixed Assets

In order to optimize our fleet we will sell 209 tractors located at six divisions in our company. The tractors have a net book value of $6.4 million, the sale of this equipment will take place in the third quarter and will generate proceeds of $4.2 million. A loss of $2.2 million is included in Operating Supplies and Expenses in the three and six month periods ended June 30, 2000.

                      TRANSIT GROUP, INC. AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of

                  Financial Condition and Results of Operations

This Quarterly Report contains certain forward-looking statements, including or related to our future results including certain projections and business trends. These and other statements, which are not historical facts, are based largely on current expectations and assumptions of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Assumptions and risks related to forward-looking statements include that we have a history of operating losses and pursued a growth strategy that relied in part on the completion of acquisitions of companies in the trucking industry; that we will continue to price and market our services competitively; that competitive conditions within our markets will not change materially or adversely; that the demand for our services will remain strong; and that we will retain key managers, drivers and other personnel.

Assumptions relating to forward-looking statements involve judgements with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many which are beyond our control. When used in this Quarterly Report, the words "estimate", "project", "intend", and "expect" and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in the forward-looking information will be realized.

Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy, which may in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as our representation that any strategy, objectives, or other plans will be achieved. The forward-looking statements contained in this Quarterly Report speak only as of the date of this Quarterly Report, and we do not have any obligation to publicly update or revise any of these forward-looking statements.

Liquidity and Capital Resources

For the six months ended June 30, 2000 and 1999, cash flow from operating activities was $(5.9) million, and $(.8) million, respectively, and capital expenditures were $8.4 million, and $3.8 million, respectively, for new trucks and trailers. Beginning in the fourth quarter of 1999, and continuing into fiscal 2000, higher fuel costs and the poor performance by certain of our 1999 acquisitions resulted in losses for the quarters ended December 31, 1999, March 31, 2000, and June 30, 2000. Annual fees for tags, plates, and permits require significant cash payments during the first quarter of 2000. In addition, our internal growth has required us to finance a significant increase in accounts receivable. These factors have combined to negatively impact our cash flow. We expect that the seasonal increase in business and the continued concentration on collection of accounts receivable will alleviate these cash constraints. Capital expenditures for the remainder of 2000 are expected to range from $8.0-$10.0 million and will be financed by commercial lenders. There can be no assurance that we can continue to finance our business strategy through operations or commercial lenders or that our lenders will grant further waivers for defaults under our credit facility.

In 1999, we entered into a $150 million credit facility, which replaced our $35 million revolving credit and term facility. The facility contains customary financial covenants that include limitations on dividends, indebtedness, mergers, sale of assets, and the repurchase of common stock. Requirements exist to maintain minimum levels of coverage for a Fixed Charge Coverage Ratio, Asset Coverage Ratio, and a Minimum Consolidated Net Worth (all defined). We have not been in compliance with certain of the covenants since December 31, 1999.

We have received a series of waivers to allow the participant banks time to consider an amendment to the facility at the expiration of the waiver period, currently September 15, 2000. In consideration of these waivers, the unused commitment under the acquisition facility has been cancelled, the maximum borrowings under the revolving credit facility are capped at the lesser of the borrowing base or $95.9 million, and we incurred fees of $.6 million. The waver contains various conditions including that we cure certain collateral deficiencies during the current 30 day waiver period. We are continuing negotiations with the bank group to amend the revolving credit facility. However, there is no assurance, that we can amend the facility, refinance the facility or that we can fulfil the collateral requirements under the current waiver. In accordance with the technical requirements of Generally Accepted Accounting Principles this debt has been classified as a current liability.

In May 1999, we issued five million shares of 9% Redeemable Preferred Stock for $5.00 per share. Each Redeemable Preferred Share may be converted at any time, at the option of the preferred shareholder, for one share of our common stock. The Redeemable Preferred Stock agreement contains certain anti-dilutive provisions which would require the issuance of additional Redeemable Preferred Shares if we issue any of our common stock at less than $5.00 per share. Beginning three years from the date of issuance of the Redeemable Preferred Shares (and for the succeeding two years), the preferred shareholders can cause us to purchase up to 33% per year of the outstanding Redeemable Preferred Stock for $5.00 per share. In addition, certain conditions such as a change in ownership can accelerate the redemption requirement.

We are required to provide financial information and maintain certain financial conditions. The conditions involve limitations on mergers, acquisitions, asset sales, and additional indebtedness. Due to restrictions under our revolving credit facility we did not make the June 30, 2000 preferred stock dividend payment in the amount of $563,000. Should this event of default remain, the holders of the Preferred Stock will have the right to elect two members to our Board of Directors.

Redemption Rights for Selling Shareholders in Acquisitions

In connection with certain 1997 acquisitions, we granted the selling shareholders the right to require us to redeem a portion of the shares which they received in exchange for selling their businesses to us. The dollar amount of stock subject to mandatory redemption by us aggregated approximately $8.1 million upon acquisition of those companies.

On May 24, 2000, the holders of redemption rights for $3.7 million or 1,020,831 shares of our common stock (the "Holders") exercised their redemption rights. The Holders' redemption rights obligates us and our Chairman, jointly, to purchase 1,020,831 shares of our common stock from the Holders at a price of $3.60 per share. The Holders have agreed to rescind this exercise until August 26, 2000. We are in negotiations with the Holders to determine an acceptable manner of satisfying our obligations to them.

Results of Operations - Three and six month periods ended June 30, 2000 compared with the three and six month periods ended June 30, 1999

The following table sets forth items in the Consolidated Statement of Income for the three and six month periods ended June 30, 2000 and 1999 as a percentage of operating revenues.

                                                       Three months ended              Six months ended
                                                             June 30,                      June 30,
                                                             --------                      --------
                                                       2000          1999          2000           1999
                                                    ------------  ------------  ------------  -------------
     Operating revenues                                100.0%       100.0%         100.0%       100.0%
                                                    ------------  ------------  ------------  -------------

     Purchased transportation                           44.4         35.8           43.0         37.4
     Salaries, wages and benefits                       23.5         25.4           23.9         24.8
     Fuel                                               10.0          8.5           10.2          8.0
     Operating supplies and expenses                    12.5         10.1           11.0         10.3
     Lease expense - revenue equipment                   4.9          6.0            5.0          6.2
     Insurance                                           2.1          1.3            1.8          1.3
     Depreciation and amortization expense               4.0          3.8            4.0          3.7
     Restructuring charge                                (.2)         -               .3          -
     General and administrative expense                  3.4          2.9            3.2          2.8
                                                    ------------  ------------  ------------  -------------
     Total expenses                                    104.6         93.8          102.4         94.5
                                                    ------------  ------------  ------------  -------------
       Operating (loss) income                          (4.6)         6.2           (2.4)         5.5
     Interest expense                                    2.5          2.0            2.4          1.8
                                                    ------------  ------------  ------------  -------------
       (Loss) income before income taxes                (7.1)         4.2           (4.8)         3.7

     Income tax (benefit)                                (.9)        (1.5)          (1.1)         -
                                                    ------------  ------------  ------------  -------------

     Net (loss) income                                  (6.2)%        5.7%          (3.7)%        3.7%
                                                    ============  ============  ============  =============

Results of  Operations - Three months ended June 30, 2000 vs. three months ended
--------------------------------------------------------------------------------
June 30, 1999
-------------

Operating revenues increased from $75.2 million in 1999 to $132.1 million, or 75.8%, for 2000. The increase is due primarily to the acquisition of five companies since March 1999. Comparable revenues for the 12 companies acquired prior to April 1999 (excluding Rainbow Trucking whose operations were absorbed by Bestway) increased by 11.6% for the three month period ended June 30, 2000 compared to this same period in the prior year. We continue to concentrate our growth efforts on non-asset based revenue - i.e. owner-operators, brokerage, agency, and logistics revenue.

Purchased transportation as a percentage of operating revenues increased from 35.8% in 1999 to 44.4% in 2000 due to changes in the fleet mix from company owned trucks to brokerage and owner-operators.

Salaries, wages, and benefits as a percentage of operating revenues decreased from 25.4% in 1999 to 23.5% in 2000. The decrease as a percentage of operating revenues is attributed to the change in revenue mix discussed in the preceding paragraphs. With the change in fleet mix discussed above we would have anticipated even lower salaries and wages in the current period compared to the same period a year ago. However, demand for drivers remains strong resulting in higher wages paid to drivers. Should these costs continue to increase, there can be no assurance that they can be passed along to our customers through higher freight rates.

Fuel as a percentage of operating revenues increased from 8.5% in 1999 to 10.0% in 2000 due to higher cost per gallon. Should fuel costs continue to increase, there can be no assurance that these costs can be passed along to our customers.

In the current quarter we recorded an impairment loss of $2.2 million for equipment segregated from service. This loss is reflected in operating supplies and expenses. We expect to dispose of this equipment in the third quarter.

Lease expense - revenue equipment, expressed as a percent of operating revenues, decreased from 6.0% in 1999 to 4.9% in 2000. This decrease is related to higher revenue levels and the change in fleet mix discussed above.

Insurance expense, expressed as a percent of operating revenues increased from 1.3% in the three months ended June 30, 1999 to 2.1% in 2000 due to higher premium levels and a slight increase in claims experience.

During the first quarter of 2000, we finalized a plan to consolidate the back office operations of our operating divisions. In connection with the plan, we recorded a charge to income of $1.1 million to cover severance from the termination of 55 employees. In the second quarter several employees eligible for severance resigned or transferred to other positions in the company. As a result, this accrual was reduced by $.2 million. We expect the project to be completed by December 2000 at which time the remaining severance will be paid.

General and administrative expense as a percentage of operating revenues increased from 2.9% in 1999 to 3.4% in 2000 as a result of incremental costs incurred in connection with the ongoing consolidation of the back office at the Groveland Service Center. This increase is expected to last through the remainder of fiscal 2000 until all duplicative back office functions are eliminated from field operations.

Interest expense increased from 2.0% of revenues in 1999 to 2.5% in 2000 due to higher interest rates incurred during our waiver periods and higher borrowing levels related to our 1999 acquisitions.

We determine our provision for income taxes using our best estimate of the effective tax rate expected to be applicable for the full fiscal year. In the quarter ended June 30, 2000, we modified our fiscal 2000 projection which resulted in a lower effective tax benefit rate. The difference between the provision for income taxes and the amount that would be expected using the Federal statutory income tax rate of 34% is related to nondeductible goodwill, changes in valuation allowances for deferred taxes, amortization expense, the meal component of per diem expenses paid to drivers, and certain other non-deductible expenses.

Despite higher revenues, continued cost pressures (fuel, driver wages, general and administrative expenses, and interest) have severely impacted our operating results. Additionally, in the current quarter we realized a loss of $2.2 million on the anticipated disposal of excess equipment. Finally, we have continued to experience significant negative operating results at certain of the companies acquired in 1999. As a result, we have realized a pre-tax loss of $9.3 million in the current three month period compared to income of $3.2 million in the same period a year ago.

We anticipate that fuel, driver wages and general and administrative expenses will remain at these relative levels for the remainder of the fiscal year. With regards to unprofitable divisions acquired in 1999, we have consolidated their back office operations to the Groveland Service Center, we have identified excess equipment to be sold in the third quarter and we are modifying their route structure to enhance profitability.

Results of Operations  -Six months ended June 30, 2000 vs. six months ended June
--------------------------------------------------------------------------------
30, 1999
--------


Operating revenues increased from $140.0 million in 1999 to $265.3 million, or 89.5%, for 2000. The increase is due primarily to the acquisition of eight companies from January 1999 through November 1999. Comparable revenues for the 11 companies acquired prior to January 1999 (excluding Rainbow Trucking whose operations were absorbed by Bestway) increased 9.2% for the six month period ended June 30, 2000 compared to the same period a year ago. We continue to concentrate our growth efforts on non-asset based revenue - i.e. owner-operators brokerage, agency, and logistics revenue. To that extent, revenue from company equipment has declined from approximately 50% of revenue in the six month period ended June 30, 1999 to approximately 44% in the current six month period.

Purchased transportation as a percentage of operating revenues increased from 37.4% in 1999 to 43.0% in 2000 due to changes in the fleet mix to brokerage and owner-operators from company owned trucks.

Salaries, wages, and benefits as a percentage of operating revenues decreased from 24.8% in 1999 to 23.9% in 2000. The decrease as a percentage of operating revenues is attributed to the change in revenue mix discussed in the preceding paragraph. With this change in fleet mix we would have anticipated even lower salaries and wages in the current period compared to the same period a year ago. However, demand for drivers remains strong causing higher wages paid to drivers. Should these costs continue to increase there can be no assurance that they can be passed along to our customers through higher freight rates.

Fuel as a percentage of operating revenues increased from 8.0% in 1999 to 10.2% in 2000. Should fuel costs continue to increase, there can be no assurance that these costs can be passed along to our customers.

In the current quarter we recorded an impairment loss of $2.2 million for equipment segregated from service. This loss is reflected in operating supplies and expenses. We expect to dispose of this equipment in the third quarter.

Lease expense - revenue equipment, expressed as a percent of operating revenues, decreased from 6.2% in 1999 to 5.0% in 2000 due to higher revenue levels and the change in fleet mix discussed above.

Insurance expense, expressed as a percent of operating revenues increased from 1.3% in the three months ended June 30, 1999 to 1.8% in 2000 due to higher premium levels and a slight increase in claims experience.

During the first quarter of 2000, we finalized a plan to consolidate the back office operations of our operating divisions. In connection with the plan, we recorded a charge to income of $1.1 million to cover severance from the termination of 55 employees. In the second quarter, several employees eligible for severance resigned or transferred to other positions in the company. As a result, this accrual was reduced by $.2 million. We expect the project to be completed by December 2000 at which time the remaining severance will be paid.

General and administrative expense as a percentage of operating revenues increased from 2.8% in 1999 to 3.2% in 2000 as a result of incremental costs incurred in connection with the back office functions at the Groveland Service Center. This increase is expected to continue through the remainder of fiscal 2000 until all duplicative back office functions in the field are eliminated.

Interest expense increased from $2.5 million in 1999 to $6.5 million, in 2000 as a result of increased borrowings to fund our 1999 acquisitions and higher interest costs incurred during our waiver period.

We determine our provision for income taxes using our best estimate of the effective tax rate expected to be applicable for the full fiscal year. In the period ended June 30, 2000, we modified our fiscal 2000 projection which resulted in a lower effective tax benefit rate for the six month period. The difference between the provision for income taxes and the amount that would be expected using the Federal statutory income tax rate of 34% is related to nondeductible goodwill, changes in valuation allowances for deferred taxes, amortization expense, the meal component of per diem expenses paid to drivers, and certain other non-deductible expenses.

Despite higher revenues, continued cost pressures (fuel, driver wages, general and administrative expenses, and interest) have severely impacted our operating results. Additionally, in the current quarter we realized a loss of $2.2 million on the anticipated disposal of excess equipment. Finally, we have continued to experience significant negative operating results at certain of the companies acquired in 1999. As a result, we have realized a pre-tax loss of $12.7 million in the current six month period compared to income of $5.1 million in the same period a year ago.

We anticipate that fuel, driver wages and general and administrative expenses will remain at these relative levels for the remainder of the fiscal year. With regards to unprofitable divisions acquired in 1999, we have consolidated their back office operations to the Groveland Service Center, we have identified excess equipment to be sold in the third quarter and we are modifying their route structure to enhance profitability.

Results of Operations - Unaudited Pro Forma results three and six months ended June 30, 2000 compared with the three and six months ended June 30, 1999

Since July 1997, the Company has acquired 19 truckload carriers. The Company's strategy is to allow the acquired companies to focus on marketing, customer service, and operations while administrative and financial functions are centralized in the Groveland Service Center.

The unaudited pro forma financial information reflects the operations of the 19 acquired companies as if they all had been acquired on January 1, 1999. The following adjustments were made to the historical financial statements of acquired companies prior to their acquisition by the Company:

o Reduced depreciation expense due to changes in depreciation policies and estimated lives; o Reflected amortization of goodwill incurred in connection with the acquisitions; o Recognized lease expense incurred in connection with certain sale-lease back transactions; o Reflected interest costs for the cash portion of the acquisition costs; o Interest costs of the acquired companies have been adjusted to reflect our financing costs and; o The provision for income taxes has been calculated using our estimated annual rates.

No projected provision for cost reductions (such as insurance, overhead, purchasing, and fuel) have been reflected in the historical financial statements of the subsidiaries from January 1, 1999 through the date of acquisition.

Unaudited Results of Operations - Three months ended June 30, 2000 vs. three months ended June 30, 1999
-------------------------------------------------------------------------------------------------------

               Unaudited Pro Forma Combined Results of Operations

                         (In thousands except share data)

                                                                            Three months ended

                                                  ---------------------------------------------------------------------
                                                           June 30, 2000                        June 30, 1999
                                                  ---------------------------------    --------------------------------
                                                         $                 %                  $                 %
                                                  ----------------    -------------    ----------------    ------------

Operating revenues                                $       132,136       100.0%         $       120,370      100.0%
                                                  ----------------    -------------    ----------------    ------------

Operating expenses                                        115,435        87.4                   93,877       78.0
Fuel                                                       13,214        10.0                   10,327        8.6
Depreciation and amortization                               5,293         4.0                    6,331        5.2
Restructuring charge                                         (225)        (.2)                    ----        ----
General and administrative expenses                         4,510         3.4                    2,652        2.2
                                                  ----------------    -------------    ----------------    ------------

Total operating expenses                                  138,227       104.6                  113,187       94.0
                                                  ----------------    -------------    ----------------    ------------
   Operating  (loss) income                                (6,091)       (4.6)                   7,183        6.0
Interest expense                                            3,232         2.5                    2,997        2.5
                                                  ----------------    -------------    ----------------    ------------

(Loss) income before income taxes                          (9,323)       (7.1)                   4,186        3.5
Income tax (benefit)                                       (1,195)        (.9)                   2,450        2.0
                                                  ----------------    -------------    ----------------    ------------

Net (loss) income                                          (8,128)       (6.2)%                  1,736        1.5%
                                                                      =============                        ============

Preferred stock dividend requirement                         (563)                                (296)
                                                  ----------------                     ----------------

(Loss) income available to
 common shareholders                               $       (8,691)                     $          1,440
                                                  ================                     ================

(Loss) income per basic common share               $         (.27)                     $            .05
                                                  ================                     ================

(Loss) income per diluted common share             $         (.27)                     $            .04
      $                                           ================                     ================

Weighted  average  number of basic common shares
outstanding                                            31,848,244                           31,855,927
                                                  ================                     ================

Weighted average number of diluted common
shares outstanding                                     31,848,244                           32,900,789
                                                  ================                     ================


Comparable revenues increased by 9.8% in the three month period ended June 30, 2000 compared to the same period in the prior year. Our acquisitions, strength of the U.S. economy and improvements in load sharing arrangements among the acquired companies contributed to this improvement.

In the current quarter we recorded an impairment loss of $2.2 million for equipment segregated from service. This loss is reflected in operating expenses. We expect to dispose of this equipment in the third quarter.

Fuel costs have increased approximately 28% over prior year levels offsetting the ongoing revenue shift to non-asset based sources.

Depreciation expense has declined as a result of the change in fleet mix from company owned equipment to non asset based revenue (owner-operators and brokerage).

We are currently incurring higher general and administrative costs due the consolidation of back office functions at the Groveland Service Center. Duplicative back office functions in our operating companies will be eliminated by the end of the fiscal year.

We continue to experience significant negative operating results at certain companies acquired in 1999. We are in the process of disposing of underutilized equipment at these divisions, consolidating their back office functions at the Groveland Service Center, and modifying their respective route structures to enhance profitability.

As a result of the factors discussed above our pro-forma results for the three months ended June 30 declined from pretax income of $4.2 million in 1999 to a loss of $9.3 million in 2000.

Unaudited Results of Operations -Six months ended June 30, 2000 vs. six months ended June 30, 1999
--------------------------------------------------------------------------------------------------

               Unaudited Pro Forma Combined Results of Operations
                           (In thousands except share data)

                                                                            Six months ended
                                                  ---------------------------------------------------------------------
                                                           June 30, 2000                        June 30, 1999
                                                  ---------------------------------    --------------------------------
                                                         $                 %                  $                 %
                                                  ----------------    -------------    ----------------    ------------

Operating revenues                                $       265,341       100.0%         $       241,373      100.0%
                                                   ---------------    -------------    ----------------    ------------

Operating expenses                                        224,698        84.7                  189,272       78.4
Fuel                                                       26,969        10.2                   20,406        8.5
Depreciation and amortization                              10,621         4.0                   11,675        4.8
Restructuring charge                                          854          .3                     ----        ----
General and administrative expenses                         8,466         3.2                    5,975        2.5
                                                  ----------------    -------------    ----------------    ------------

Total operating expenses                                  271,608       102.4                  227,328       94.2
                                                  ----------------    -------------    ----------------    ------------
   Operating (loss) income                                 (6,267)       (2.4)                  14,045        5.8

Interest expense                                            6,477         2.4                    5,754        2.4
                                                  ----------------    -------------    ----------------    ------------
   (Loss) income before income taxes                      (12,744)       (4.8)                   8,291        3.4

Income tax (benefit)                                       (2,945)       (1.1)                   4,461        1.8
                                                  ----------------    -------------    ----------------    ------------

   Net income                                              (9,799)       (3.7)%                  3,830        1.6%
                                                                      =============                        ============

Preferred stock dividend requirement                       (1,125)                                (296)
                                                  ----------------                     ----------------

(Loss) income available to
common requirement                                 $      (10,924)                        $       3,534
                                                  ================                     ================

(Loss) income per basic common share               $      (.34)                           $     .11
                                                  ================                     ================

(Loss) income per diluted common share             $      (.34)                           $     .11
                                                  ================                     ================

Weighted average number of basic    common
shares outstanding                                     31,847,840                           31,852,116
                                                  ================                     ================

Weighted average number of diluted
common shares outstanding                              31,847,840                           32,762,323
                                                  ================                     ================

Comparable revenues increased by 9.9% in the six month period ended June 30, 2000 compared to the same period in the prior year. Our acquisitions, strength of the U.S. economy and improvements in load sharing arrangements among the acquired companies contributed to this improvement.

In the current quarter we recorded an impairment loss of $2.2 million for equipment segregated from service. This loss is reflected in operating expenses. We expect to dispose of this equipment in the third quarter.

Fuel costs have increased approximately 32% over prior year levels offsetting the ongoing revenue shift to non-asset based sources.

We continue to experience significant negative operating results at certain companies acquired in 1999. We are in the process of disposing of underutilized equipment at these divisions, consolidating their back office functions at the Groveland Service Center, and modifying their respective route structures to enhance profitability.

As a result of the factors discussed above our pro-forma results for the six months ended June 30 declined from pretax income of $8.3 in 1999 to a loss of $12.7 million in 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

                      TRANSIT GROUP, INC. AND SUBSIDIARIES

                           Part II - Other Information

Item 1.  Legal Proceedings

On April 20, 2000, Land Transportation, LLC, one of our subsidiaries, filed an action in the Superior Court of Cobb County, Georgia (Civil Action File No. 00-1-03130-28) against ROCOR International and R.M. Services, LLC. This case was removed on May 31, 2000 to the U.S. District Court for the Northern District of Georgia, Atlanta Division (Case Number 1:00CV1368). Land Transportation filed this complaint alleging breach of contract, conversion and unjust enrichment for breach of the terms of two asset purchase agreements between the parties. Land Transportation is seeking damages in excess of $1 million.

On June 2, 2000, R.M. Services, LLC, one of the defendants in the above action filed a complaint against Land Transportation, LLC and Transit Group, Inc. in the District Court of Oklahoma County, State of Oklahoma (Case No. CJ-2000-4060). The case was removed on June 26, 2000 to the U.S. District Court for the Western District of Oklahoma (Case No. Civ-00-1126-R). R.M. Services is seeking damages from Land Transportation and Transit Group for breach of contract based on Land Transportation's alleged failure to pay two promissory notes in connection with two asset purchase agreements and Transit Group's alleged failure as guarantor to pay the obligations under the promissory notes of approximately $750,000. Land Transportation withheld the payment due under the note to R.M. Services due to the claims asserted by Land Transportation in connection with its pending action against R.M. Services and ROCOR International.

Item 2.  Changes in Securities and Use of Proceeds

Due to working capital restrictions under our revolving credit facility we did not make the June 30, 2000 preferred stock dividend payment in the amount of $563,000.

Item 3.  Defaults on Senior Securities

In 1999, we entered into a $150 million credit facility, which replaced our $35 million revolving credit and term facility. The facility contains customary financial covenants that include limitations on dividends, indebtedness, mergers, sale of assets, and the repurchase of common stock. Requirements exist to maintain minimum levels of coverage for a Fixed Charge Coverage Ratio, Asset Coverage Ratio, and a Minimum Consolidated Net Worth (all defined). We have not been in compliance with certain of the covenants since December 31, 1999.

We have received a series of waivers to allow the participant banks time to consider an amendment to the facility at the expiration of the waiver period, currently September 15, 2000. In consideration of these waivers, the unused commitment under the acquisition facility has been cancelled, the maximum borrowings under the revolving credit facility are capped at the lesser of the borrowing base or $95.9 million, and we incurred fees of $.6 million. The waiver contains various conditions including that we cure certain collateral deficiencies during the current 30 day waiver period. We are continuing negotiations with the bank group to amend the revolving credit facility. However, there is no assurance, that we can amend the facility, refinance the facility or that we can fulfill the collateral requirements under the current waiver. In accordance with the technical requirements of Generally Accepted Accounting Principles this debt has been classified as a current liability.

In May 1999, we issued five million shares of 9% Redeemable Preferred Stock for $5.00 per share. Each Redeemable Preferred Stock may be converted at any time, at the option of the preferred shareholder, for one share of our common stock. The Redeemable Preferred Stock agreement contains certain anti-dilutive provisions which would require the issuance of additional Redeemable Preferred Shares if we issue any of our common stock at less than $5.00 per share. Beginning three years from the date of issuance of the Redeemable Preferred Shares (and for the succeeding two years), the preferred shareholders can cause us to purchase up to 33% per year of the outstanding Redeemable Preferred Stock for $5.00 per share. In addition, certain conditions such as a change in ownership can accelerate the redemption requirement.

We are required to provide financial information and maintain certain financial conditions. The conditions involve limitations on mergers, acquisitions, asset sales and additional indebtedness. Due to restrictions under our revolving credit facility we did not make the June 30, 2000 preferred stock dividend payment in the amount of $563,000. Should this event of default remain, the holders of the Preferred Stock will have the right to elect two members to our Board of Directors.

Item 4.   Submission of Matters to a Vote of Security Holders

The following proposals were submitted to our shareholders at our annual shareholders meeting on May 18, 2000.

1. The proposal to elect T. Wayne Davis, Philip A. Belyew, Derek E. Dewan, Carroll L. Fulmer, Robert R. Hermann, Jr., and Ford G. Pearson as Directors to serve until the 2001 annual shareholders' meeting. For T. Wayne Davis, Derek E. Dewan, Robert R. Hermann, and Ford G. Pearson this proposal was approved with 33,582,853 shares or 99% voting for the proposal, and 336,849 shares or .01% withholding authority. For Carroll L. Fulmer this proposal was approved with 31,643,442 shares or 94.4% voting for the proposal, and 1,879,360 shares or 5.6% withholding authority. For Philip A. Belyew this proposal was approved with 31,582,853 shares or 94.2% voting for the proposal and 1,939,949 shares or 5.8% withholding authority.

2. The proposal to ratify the selection of PricewaterhouseCoopers LLP as our independent public accountants for the year ending December 31, 2000. This proposal was approved with 31,523,894 shares or 94.0% voting for the proposal, 1,544,666 shares or 4.6% voting against the proposal and 454,297 or 1.4% abstaining from the proposal.

Item 5.  Other Information

On July 17, 2000, we received a letter from The Nasdaq Stock Market notifying us that our common stock had failed to maintain the minimum bid price as required for continued listing on The Nasdaq Small Cap Market. We have until October 16, 2000 to regain compliance with the Nasdaq minimum bid price rules. If we are unable to demonstrate compliance with the Nasdaq minimum bid price rules on or before October 16, 2000, our common stock will be delisted at the opening of business on October 18, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1     Credit Facility Waiver

         11.1     Statement regarding computation of earnings per share.

         27.1     Financial Data Schedule.

(b) The Company filed no Current Reports on Form 8-K during the second quarter of 2000.


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Transit Group, Inc.

Date: August 14, 2000                                By:   /s/N. Mark DiLuzio
                                                          -------------------
                                                          N. Mark DiLuzio
                                                          Senior Vice President,
                                                          and Interim Chief
                                                          Financial Officer