Form 10-Q
period 2000-09-30
TRANSIT GROUP INC
filed 2001-11-29
CIK 853532

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q
                                   ---------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________________ to __________________

                       Commission file number 000-18601

                              TRANSIT GROUP, INC.
            (Exact name of registrant as specified in its charter)

               FLORIDA                                    59-2576629
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

      2859 Paces Ferry, Suite 1740
              Atlanta, GA                                    30144
  (Address of principal executive offices)                 (Zip Code)

                                (770) 444-0240
              Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         [_] Yes         [X] No

As of November 14, 2001, 32,366,692 shares of TRANSIT GROUP, INC.'s common stock, par value $.01 per share, were outstanding.

                              Page 1 of 29 Pages

                              TRANSIT GROUP, INC.
                               TABLE OF CONTENTS
                               -----------------

          ITEM                                                                             PAGE
          ----                                                                             ----
PART I    FINANCIAL INFORMATION

          ITEM 1.   Financial Statements                                                      3

          ITEM 2.   Management's Discussion and Analysis of                                  11
                    Financial Condition and Results of Operations

          ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk               23


PART II   OTHER INFORMATION

          ITEM 1.   Legal Proceedings                                                        24

          ITEM 2.   Changes in Securities and Use of Proceeds                                25

          ITEM 3.   Defaults Upon Senior Securities                                          25

          ITEM 4.   Submission of Matters to a Vote of Security Holders                      27

          ITEM 5.   Other Information                                                        27

          ITEM 6.   Exhibits and Reports on Form 8-K                                         27

PART I.--FINANCIAL INFORMATION

ITEM 1. Financial Statements

     The accompanying notes are an integral part of these condensed consolidated financial statements.


                              Transit Group, Inc.
                          Consolidated Balance Sheets
                As of September 30, 2000 and December 31, 1999
                           (In thousands, unaudited)

                                                                                         September 30,          December 31,
                                                                                              2000                  1999
                                                                                              ----                  ----
ASSETS
Current assets:
     Cash and cash equivalents                                                             $   5,749              $   2,156
     Accounts receivable, net of allowance of $4,999 in 2000
          and $2,838 in 1999                                                                  70,968                 71,543
     Other current assets                                                                      8,406                 10,259
     Refundable income taxes                                                                       -                  4,210
     Deferred income taxes                                                                         -                  9,655
                                                                                   ------------------    -------------------
          Total current assets                                                                85,123                 97,823

Property and equipment, net                                                                   64,509                114,718
Goodwill, net                                                                                      -                112,197
Other assets, net                                                                                525                  1,676

                                                                                   ------------------    -------------------
          Total assets                                                                     $ 150,157              $ 326,414
                                                                                   ==================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                                      $  14,366              $  11,043
     Bank overdraft                                                                            6,718                  2,856
     Accrued expenses and other current liabilities                                           22,017                 16,679
     Long-term debt and capital leases classified as current                                 162,685                 23,990
                                                                                   ------------------    -------------------
               Total current liabilities                                                     205,786                 54,568

Long-term debt and capital leases, less current maturities                                         -                139,530
Other liabilities                                                                                 21                    267
Deferred income taxes                                                                              -                 25,482
                                                                                   ------------------    -------------------
               Total liabilities                                                             205,807                219,847

Redeemable common stock                                                                        3,675                  3,675

Redeemable preferred stock                                                                    24,830                 24,795

Stockholders' equity (deficit):
     Preferred stock; no par value; 20,000,000 shares authorized
         and 5,000,000 shares issued                                                               -                      -
     Common stock; $.01 par value; 100,000,000 shares authorized
         31,974,780 shares issued and outstanding                                                320                    320
     Additional paid-in capital                                                               94,565                 94,565
     Accumulated deficit                                                                    (179,040)               (16,788)
                                                                                   ------------------    -------------------
               Total stockholders' equity (deficit)                                          (84,155)                78,097

                                                                                   ------------------    -------------------
               Total liabilities and stockholders' equity (deficit)                        $ 150,157              $ 326,414
                                                                                   ==================    ===================

 The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.  Financial Statements

                              Transit Group, Inc.
                     Consolidated Statements of Operations
       For the three and nine months ended September 30, 2000 and 1999
              (In thousands, except per share amounts, unaudited)


                                                                   Three Months Ended                  Nine Months Ended
                                                                 2000              1999              2000             1999
                                                                 ----              ----              ----             ----
Operating revenues                                         $       123,532    $       93,272   $       388,873   $      233,382

Operating expenses:
   Purchased transportation                                         52,852            31,934           166,859           84,366
   Salaries, wages and fringe benefits                              28,248            24,762            92,638           59,517
   Operating supplies and expenses                                  19,711             9,900            48,958           24,574
   Fuel                                                             11,628             8,696            38,597           19,890
   Rental expense                                                    6,437             5,634            19,676           14,245
   Depreciation and amortization                                     6,317             4,048            16,938            9,193
   General and administrative expense                                6,900             2,295            15,366            6,263
   Insurance                                                         1,752             1,450             6,421            3,235
   Loss (gain) on disposition of assets                              5,067               (33)            5,067             (246)
   Loss on impairment of goodwill                                  111,420                 -           111,420                -
   Loss on impairment of fixed assets                               33,000                 -            33,000                -
                                                           ----------------   ---------------  ----------------  ---------------
          Total operating expenses                                 283,332            88,686           554,940          221,037

Operating (loss) income                                           (159,800)            4,586          (166,067)          12,345

   Interest expense, net                                             3,992             1,647            10,469            4,167

(Loss) income before income tax expense                           (163,792)            2,939          (176,536)           8,178

   Income tax expense                                              (13,027)            1,559           (15,972)           1,493
                                                           ----------------   ---------------  ----------------  ---------------

Net (loss) income                                                 (150,765)            1,380          (160,564)           6,685
                                                           ----------------   ---------------  ----------------  ---------------

Preferred stock dividends                                             (563)             (562)           (1,688)            (858)
                                                           ----------------   ---------------  ----------------  ---------------

Net (loss) income available to common shareholders         $      (151,328)   $          818   $      (162,252)  $        5,827
                                                           ================   ===============  ================  ===============


Basic earnings (loss) per common share                     $         (4.74)   $         0.03   $         (5.09)  $         0.22
                                                           ================   ===============  ================  ===============

Diluted earnings (loss) per common share                   $         (4.74)   $         0.03   $         (5.09)  $         0.21
                                                           ================   ===============  ================  ===============

Weighted average number of common shares used in
   computation of basic earnings (loss) per share                   31,943            29,836            31,884           26,788
                                                           ================   ===============  ================  ===============

Weighted average number of common shares used in
   computation of diluted earnings (loss) per share                 31,943            30,872            31,884           27,740
                                                           ================   ===============  ================  ===============

 The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.  Financial Statements

                              Transit Group, Inc.
                     Consolidated Statements of Cash Flows
             For the nine months ended September 30, 2000 and 1999
                           (In thousands, unaudited)

                                                                                      2000          1999
                                                                                      ----          ----
Cash flows from operating activities:
     Net (loss) income                                                            $  (160,564)   $     6,685

     Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation and amortization                                                16,938          9,193
          Loss (gain) on disposition of assets                                          5,067           (246)
          Loss on impairment of goodwill                                              111,420              -
          Loss on impairment of fixed assets                                           33,000              -
          Deferred  income taxes                                                      (15,827)        (2,389)
         Changes in assets and liabilities:
               Accounts receivable                                                        575        (11,868)
               Other current assets                                                     6,063           (922)
               Accounts payable and accrued expenses                                    7,349         (4,321)
               Other                                                                   (1,397)          (691)

                                                                                 -------------  -------------
                    Net cash provided by (used in) operating activities                 2,624         (4,559)
                                                                                 -------------  -------------


Cash flows from investing activities:
     Business acquisitions, net of cash acquired                                            -        (13,657)
     Proceeds from disposal of equipment                                                9,791         21,722
     Purchase of equipment                                                            (11,731)        (3,506)
     Collection of shareholder loan                                                       258              -
                                                                                 -------------  -------------
                    Net cash (used in) provided by investing activities                (1,682)         4,559
                                                                                 -------------  -------------

Cash flows from financing activities:
     Proceeds from issuance of preferred stock                                              -         24,795
     Repayment of long-term debt and capital lease obligations                        (26,089)       (38,862)
     Issuance of long-term debt and capital lease obligations                          25,254         15,138
     Increase in bank overdrafts                                                        3,862          2,445
     Stock redeemed and retired                                                                       (1,548)
     Dividends                                                                           (376)          (858)
     Stock options exercised                                                                -            219
                                                                                 -------------  -------------
                    Net cash provided by financing activities                           2,651          1,329
                                                                                 -------------  -------------

Increase in cash and cash equivalents                                                   3,593          1,329
Cash and cash equivalents, beginning of period                                          2,156          2,020
                                                                                 -------------  -------------

Cash and cash equivalents, end of period                                          $     5,749    $     3,349
                                                                                 =============  =============

Supplemental cash flow information:

Cash paid during the period for interest                                          $    11,194    $     4,512
                                                                                 =============  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                              Transit Group, Inc.
                  Notes to Consolidated Financial Statements

1.  Basis of Presentation

The condensed consolidated financial statements include the accounts of Transit Group, Inc., a Florida corporation, and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The 1999 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by accounting principles generally accepted in the United States of America to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999 and the results of operations and cash flows for the periods ended September 30, 2000 and 1999, respectively, have been included. The Company's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarters ending in December and March are materially lower than the quarters ending in June and September due to reduced shipments and higher operating costs in the winter months. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain reclassifications were made to the 1999 accounts to reflect classifications adopted in 2000.

2.  Financial Results and Liquidity

During the nine months ended September 30, 2000, the Company incurred an operating loss of approximately $166.1 million. This loss is primarily attributable to the impairment of all of the Company's goodwill and other intangible assets, an impairment in the Company's fleet, reduced shipper demand, difficulties in efficiently integrating the Company's acquisitions and rising fuel prices, among other factors. Late in the third quarter of 2000 and continuing into the third quarter of 2001, the Company experienced severe cash flow difficulties, which combined with the factors noted above, resulted in violations of the debt covenants under all of the Company's credit facilities and many of its lease agreements. In April 2001, the Company restructured all of its debt, as more fully described in Note 3 of the notes to consolidated financial statements. As of November 14, 2001, the Company was not in compliance with its new credit facilities; accordingly the lenders are entitled to require immediate repayment of all outstanding amounts.

In response to these problems, the Company has developed an action plan which contemplates, among other actions, certain new senior management, reduction in the size of the Company's fleet and number of terminals, effective and efficient integration of the Company's acquisitions and reductions in the amount of fixed costs. The Company faces several significant challenges, including declining economic conditions, competition from larger and financially stronger trucking firms, and uncertainties with respect to the availability of credit. There can be no assurance that management will be able to successfully implement the action plan, nor that those actions will be sufficient. In the event additional corrective actions are required, the Company will consider further reductions in its fleet, terminals, and sales of its businesses.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Subsequent Events - Reorganization

On April 19, 2001, the Company sold $7.0 million of its Series B preferred stock and restructured its outstanding bank debt, its outstanding equipment leases, certain stock purchase obligations, $1.875 million in accrued dividends payable to the holder of its Series A preferred stock and certain other indebtedness (collectively, the "Reorganization").

Debt Owed to Institutional Lenders and Equipment Lessors

In connection with the Reorganization, on April 19, 2001, the Company entered into a new credit facility with Congress Financial Corporation ("Congress") and the Company obtained an aggregate revolving credit facility of up to $30 million based on certain lending formulas and bearing interest at 1.0% above the prime rate. Congress will make an additional $29 million available under this credit facility if the Company meets certain performance criteria. The new credit facility has an initial term of two years with automatic annual renewals thereafter. The Company is required to pay a fee upon early termination of the new credit facility. Under its new credit facility, the Company will make monthly payments of interest only, the exact amount of which will depend on the outstanding loan amount and the Company's financial performance. All of the Company's revenues are deposited in a cash management account, which amounts are applied to the revolving loan. The Company's additional cash requirements are drawn against such account to the extent funds are available under the terms of the new credit facility. The amounts loaned under the Company's new credit facility are collateralized by a security interest in all of the Company's present and future assets.

On July 13, 2001, the Company received notice from Congress that the Company is in default under the credit agreement because the Company failed to maintain a tangible net worth of not less than $63 million and the Company failed to furnish Congress with complete monthly financial statements within 30 days of May 31, 2001. Because of these defaults, Congress has increased the interest rate payable by the Company on the outstanding principal amount of the credit facility by 2% per annum in excess of the interest rate otherwise in effect under the credit facility and may demand immediate repayment of all amounts outstanding on the facility.

On April 19, 2001, the Company also entered into an amended and restated credit agreement with the bank group led by Bank One, N.A. ("Bank One"), the Company's primary lenders prior to the new credit facility with Congress. The Company used approximately $26.5 million of the proceeds from its new credit facility to repay amounts owed under the Company's original credit facility with Bank One. After the $26.5 million payment, approximately $74.5 million remained outstanding under the Bank One original credit facility. The amended and restated credit agreement with Bank One provides for two term loans. The first term loan shall be in the amount of $49.5 million bearing interest at 10.5% and shall mature on September 30, 2005. Interest only payments will be due for the first six months, with principal and interest payments due thereafter through maturity. The second loan shall be in the amount of $25 million bearing interest at 10.5% and shall mature on September 30, 2005. Interest is payable monthly and the principal will be reduced by mandatory and voluntary payments. Mandatory payments will include (i) 100% of the proceeds from the sale of certain assets and collections under certain insurance policies, and (ii) 50% of excess cash flow. The amounts loaned under both term loans are collateralized by a first and second security interest in certain of the Company's assets. As consideration for restructuring the Company's credit facility with Bank One, the Company issued options to Bank One to purchase a total of 5% of the Company's common stock on a fully diluted basis with an exercise price of $.05 per share and warrants to purchase an additional 5% of the Company's common stock on a fully diluted basis with an exercise price of $3.00 per share. As of November 14, 2001, the Company is in violation of certain covenants contained in its credit agreement with Bank One. As a result, Bank One may demand immediate repayment of all amounts outstanding under the credit agreement.


In connection with the Reorganization, the Company also modified or significantly changed the terms of virtually all of its capital leases, equipment notes and operating leases. Such modified terms include the return of equipment to certain lenders and lessors, payment of deficient amounts and the restructuring of lease payments. In connection with these modifications, the Company issued to General Electric Capital Corporation an option to purchase 5% of the Company's common stock on a fully diluted basis at an exercise price of $.05 per share.

Sales of Series B Preferred Stock

In connection with the Reorganization, on April 19, 2001, the Company sold an aggregate of $7.0 million of its Series B preferred stock. The ECD Trust, an entity related to T. Wayne Davis, the Company's Chairman, purchased 700,000 of the Series B preferred stock of the Company for an aggregate purchase price of $3.5 million. In connection with this purchase, the Company issued to T. Wayne Davis 400,000 additional shares of the Company's Series B preferred stock as a placement fee for no additional consideration. The amount of this placement fee was determined by negotiation between the Company and T. Wayne Davis. The other investors who also purchased shares in the offering (other than through the conversion of debt or accrued dividends) received a pro rata placement fee.

GE Capital Equity Investments, Inc. purchased 400,000 shares of the Series B preferred stock of the Company for an aggregate purchase price of $2.0 million. In connection with this purchase, the Company issued to GE Capital Equity Investments, Inc. 228,571 additional shares of its Series B preferred stock as a placement fee for no additional consideration. Additionally, GE Capital Equity Investments, Inc. ("GE Capital") has been granted the right to nominate two members to the Company's Board of Directors and a third member in the event the Company defaults on its obligations to GE Capital. In addition, the Company granted GE Capital certain approval rights regarding management changes within the Company, including the right to approve the selection and removal of key executive officers.

Certain members of the Company's management, including Philip A. Belyew, its Chief Executive Officer, and several board members purchased approximately 300,000 shares of the Series B preferred stock of the Company for an aggregate purchase price of approximately $1.5 million.

Debt Conversion

In connection with the Reorganization, the Company converted approximately $250,000 that it owed to Philip A. Belyew its Chief Executive Officer into 50,000 shares of its Series B preferred stock and converted approximately $225,000 that the Company owed to the former owners of MDR Cartage, Inc. into 45,000 shares of its Series B preferred stock. No shares were issued as placement fees in connection with the conversion of indebtedness.

4.  Redeemable Preferred Stock

In May 1999, the Company issued five million shares of its 9% Series A redeemable preferred stock for $5.00 per share to GE Capital. The Series A preferred stock agreement contained certain anti-dilutive provisions which required the issuance of additional shares of the Series A preferred stock if the Company issued preferred stock at a price less than $5.00 per share. The Company did not make the preferred stock dividend payments in the aggregate amount of approximately $1.875 million from June 2000 through January 31, 2001.

In connection with the Reorganization, the Company and GE Capital agreed to convert currently payable dividends accrued from June 2000 through January 31, 2001 in an aggregate amount of approximately $1.875 million into 375,000 shares of the Company's Series B preferred stock. All dividends accruing after January 31, 2001 will accrue and will be paid in cash at such time as declared by the Board of Directors. The holders of Series B preferred stock will be entitled to receive dividends equal to 10.5% per annum. The dividend accrues and is payable in cash, at such time as declared by the Company's Board of Directors. Each holder of Series B preferred stock has the option to convert accrued dividends into additional shares of Series B preferred stock at $5.00 per share. However, the loan agreements entered into by the Company with certain of its lenders in connection with the Reorganization prohibit the payment of any dividend until such lenders are repaid in full. Therefore, the Company does not expect to declare or pay any dividends in the foreseeable future.

Both the Series A preferred stock held by GE Capital and the Series B preferred stock issued in the Reorganization are redeemable at the option of the holder. The holders of each series of preferred stock will be entitled to require the Company to redeem their shares of preferred stock, at a redemption price equal to the purchase price plus all accrued and unpaid dividends per share, in an amount of up to one-third of the number of shares of preferred stock originally issued, on or after October 19, 2005, up to two-thirds of such amount on or after October 19, 2006, and up to all such shares on or after October 19, 2007. In the case of Series A preferred stock, these redemption rights will expire after October 19, 2010, and, in the case of Series B preferred stock, such redemption rights shall expire October 19, 2008. In addition, at any time upon the occurrence of certain mergers, sales of assets or change of control of the Company, the Company will redeem all of the outstanding shares of Series B preferred stock. However, loan agreements entered into by the Company with certain of its lenders in connection with the Reorganization prohibit the redemption of any stock of the Company until such lenders are repaid in full. Therefore, the Company does not expect to redeem any of the Series A or Series B preferred stock in the foreseeable future.

5.  Redemption Rights

In connection with certain 1997 acquisitions, the Company granted the selling shareholders the right to require the Company to redeem a portion of the shares received in exchange for selling their businesses to the Company.

On May 24, 2000, the holders of redemption rights for $3.6 million or 865,608 shares of our common stock (the "Holders") exercised their redemption rights. The Holders' redemption rights obligate the Company and the Chairman, jointly, to purchase 865,608 shares of common stock from the Holders at a price of $3.60 per share. The purchase price of $3.6 million was reduced to reflect the return of 138,999 shares by one of the Holders, Carroll A. (Tony) Fulmer, to the Company in consideration of the forgiveness of all principal and interest accrued under his promissory note to the Company in the original principal amount of $500,000. The remaining $3.1 million will be paid in twenty-nine monthly installments of $100,000 each and one final payment of $83,481. Each payment shall be allocated among the Holders and bear interest at 10.5%. The obligations of the Chairman to purchase the stock from the Holders, to the extent the Company does not do so over such period, has been limited to $1.8 million and shall be further reduced by the principal amount of each installment payment by the Company after such payments have reduced the purchase price to $1.8 million. Therefore, as of the date hereof, the Chairman's stock purchase obligation has been reduced to $1.8 million, and will be further reduced as each installment, or any prepayment, is paid by the Company after such installments or prepayments have reduced the purchase price to $1.8 million.

In connection with the restructuring of this repurchase obligation, the Company issued to the Holders a total of 300,000 shares of its Series B preferred stock as a deferral fee for no additional consideration. The amount of this deferral fee was determined by negotiation between the Company, the Chairman and the Holders. Further, the Company has agreed not to place, nor permit its subsidiaries to place, any additional mortgages other than those currently outstanding or refinanced on the real property owned by Transit Group Transportation, LLC in Groveland, Florida which was acquired by the Company in connection with the merger with the Carroll Fulmer Group, Inc.

In the event that the Company fails to make its monthly payment in connection with this stock purchase or if the Company defaults on certain other payments or commitments made pursuant to the restructuring of such stock purchase, the entire amount owed to the Holders will be accelerated and become immediately due and payable.

6.  Impairment of Goodwill and Fixed Assets

The Company reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company's policy is to assess the recoverability of goodwill using estimated undiscounted cash flows. Those cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of the related goodwill amortization period. The Company has recently incurred significant operating losses and failed to generate sufficient cash from operations. The Company has been faced with a variety of operating challenges, including, among others, escalating fuel costs, reduced shipper demand given present domestic economic conditions, and a declining used trucking equipment market. These factors have and are significantly impacting the Company's liquidity. The decline in operations, cash flows and market conditions have affected the analysis used to assess the recoverability of goodwill. As a result, management has recorded an impairment charge in the quarter ended September 30, 2000, in the amount of $111.4 million to write-off all remaining goodwill.

The Company evaluates the carrying value of long-lived assets for impairment losses by analyzing the operating performance and future cash flows for those assets. The Company adjusts the net book value of the underlying assets if the sum of expected cash flows is less than book value. The market values for used trucking equipment are in a depressed state and the trucking industry has an over supply of used trucking equipment available to the marketplace because of the high failure rate of trucking companies and the low demand for truckload capacity during the current economic slowdown. The decline in market values for used trucking equipment has affected the analysis used to assess the recoverability of these assets. As a result, management has recorded a charge of $29.2 million to reflect fair market values of certain revenue equipment and a charge of $3.8 million to reflect fair market values of certain other assets in the quarter ended September 30, 2000.

Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from management's estimates.

7.  Business Combinations

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

In November 1999, the Company completed the acquisition of Atlanta, Georgia based - Land Transportation, LLC. The Company issued 100,000 shares of its common stock and paid $18 million (including a $6 million note) for the accounts receivables and container operations of Land Transportation, the inter-model marketing arm of Land Transportation and the related brokerage operation.

In connection with companies acquired the Company determined certain administrative positions were redundant and accrued $4.2 million for severance related to the elimination of those positions. The liability recorded was charged to the goodwill of the companies acquired. During 1999, $1.0 million was paid in cash and an adjustment of $0.2 million was recorded to reduce the liability with a corresponding reduction in goodwill. The remaining balance will be paid through 2003 in accordance with certain employment contracts.

The business combinations of the 19 transportation companies acquired are accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired companies have been included in our consolidated financial statements since their respective dates of acquisition. Assets acquired and liabilities assumed were recorded at fair market value.

8.  Income Taxes

SFAS 109, "Accounting for Income Taxes", requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. During third quarter of 2000, the Company determined the valuation allowance against the net deferred tax asset should be increased by $12.8 million.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including or related to the Company's future results including certain projections and business trends.

These and other statements, which are not historical facts, are based largely on current expectations and assumptions of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Risks related to forward-looking statements include the Company's recent history of operating losses and its significant amount of indebtedness, the operating and financial restrictions contained in the Company's new credit agreements, a growth strategy that relied on the completion of acquisitions of companies in the trucking industry and the risk factors set forth on page 18 herein. Assumptions related to forward-looking statements include that competitive conditions within the Company's markets will not change materially or adversely, that fuel prices will not significantly increase, that the demand for the Company's services will remain strong, and that the Company will retain key managers, drivers and other personnel.

Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many which are beyond the Company's control. When used in this Quarterly Report, the words "estimate," "project," "intend," and "expect" and similar expressions are intended to identify forward-looking statements. Although the Company believes that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in the forward-looking information will be realized.

Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its business strategy, which may in turn, affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as the Company's representation that any strategy, objectives, or other plans will be achieved. The forward-looking statements contained in this Quarterly Report speak only as of the date of this Quarterly Report, and the Company does not have any obligation to publicly update or revise any of these forward-looking statements.

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes for the year ended December 31, 1999 and quarter ended September 30, 2000.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following tables summarize certain financial information on a percentage of revenue basis and selected operating data for the three and nine months ended September 30, 2000 and 1999:

                                                       Three Months Ended                         Nine Months Ended
                                                  2000         1999        Variance         2000         1999         Variance
                                               ----------    ---------   -------------    ---------    ---------    -------------
Percentage of Revenue Basis:

Operating revenues                                 100.0        100.0               -        100.0        100.0                -
                                               ----------    ---------   -------------    ---------    ---------    -------------

Operating expenses:
   Purchased transportation                         42.8         34.2             8.6         42.9         36.1              6.8
   Salaries, wages and fringe benefits              22.9         26.5            (3.6)        23.8         25.5             (1.7)
   Operating supplies and expenses                  16.0         10.6             5.4         12.6         10.5              2.1
   Fuel                                              9.4          9.3             0.1          9.9          8.5              1.4
   Rental expense                                    5.2          6.0            (0.8)         5.1          6.1             (1.0)
   Depreciation and amortization                     5.1          4.3             0.8          4.4          3.9              0.5
   General and administrative expense                5.6          2.5             3.1          4.0          2.7              1.3
   Insurance                                         1.4          1.6            (0.2)         1.7          1.4              0.3
   Loss (gain) on disposition of assets              4.1            -             4.1          1.3         (0.1)             1.4
   Loss on impairment of goodwill                   90.2            -            90.2         28.7            -             28.7
   Loss on impairment of fixed assets               26.7            -            26.7          8.5            -              8.5
                                               ----------    ---------   -------------    ---------    ---------    -------------
          Total operating expenses                 229.4         95.0           134.4        142.9         94.6             48.3

                                               ----------    ---------   -------------    ---------    ---------    -------------
Operating (loss) income                           (129.4)         5.0          (134.4)       (42.9)         5.4            (48.3)
                                               ----------    ---------   -------------    ---------    ---------    -------------

Results of Operations - Three months ended September 30, 2000 compared with the three months ended September 30, 1999

Operating revenues increased from $93.3 million in 1999 to $123.5 million, or 32.4%, for 2000. The increase is due primarily to the acquisition of two companies since September 1999. This increase was offset by the fact that comparable revenues for the 17 companies acquired prior to September 1999 (excluding Rainbow Trucking whose operations were absorbed by Bestway) decreased by 1.6% for the three month period ended September 30, 2000 compared to this same period in the prior year. For the quarter ended September 30, 2000, the Company has realized a pre-tax loss of $163.8 million as compared to pre-tax income of $2.9 million for the same period a year ago.

Purchased transportation as a percentage of operating revenues increased from 34.2% in 1999 to 42.8% in 2000 due to changes in the fleet mix from Company owned trucks to a higher proportion of brokerage agents and owner-operators.

Salaries, wages, and benefits as a percentage of operating revenues decreased from 26.5% in 1999 to 22.9% in 2000. The decrease as a percentage of operating revenues is attributed to the change in revenue mix discussed in the preceding paragraphs and higher wages paid to drivers in a competitive labor market. Should labor costs continue to increase, there can be no assurance that they can be passed along to the Company's customers through higher freight rates.

Operating supplies and expenses as a percentage of operating revenues increased from 10.6% in 1999 to 16.0% in 2000. The increase as a percentage of total operating revenue is attributed to the change in fleet mix of company and contractor equipment.

Fuel as a percentage of operating revenues increased from 9.3% in 1999 to 9.4% in 2000 due to higher cost per gallon. Should fuel costs continue to increase, there can be no assurance that these costs can be passed along to the Company's customers.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations - Three months ended September 30, 2000 compared with the three months ended September 30, 1999, Continued

Rental expense, expressed as a percent of operating revenues, decreased from 6.0% in 1999 to 5.2% in 2000. This decrease is related to higher revenue levels and the change in fleet mix discussed above.

Depreciation and amortization expense as a percent of operating revenues increased from 4.3% in 1999 to 5.1%, due to the acquisitions during 1999 and the full year effect of the depreciation expense in 2000.

General and administrative expense as a percentage of operating revenues increased from 2.5% in 1999 to 5.6% in 2000 as a result of incremental costs incurred in connection with the ongoing consolidation of the back office at the Groveland Service Center. This increase is expected to last through the remainder of fiscal 2000 until all duplicative back office functions are eliminated from field operations.

Insurance expense as a percentage of operating revenues decreased to 1.4% in 2000 from 1.6% in 1999.

The Company determines the provision for income taxes using the best estimate of the effective tax rate expected to be applicable for the full fiscal year. As a result of continued operating losses and the Company's inability to generate sufficient cash to meet its obligations, the Company has fully reserved for any future tax benefits associated with current year losses. During third quarter of 2000, the Company determined the valuation allowance against the net deferred tax asset should be increased by $12.8 million.

Despite higher revenues, continued cost pressures (fuel, driver wages, general and administrative expenses, and interest) have severely impacted the Company's operating results. In addition, the Company has continued to experience significant negative operating results at certain of the companies acquired in 1999. The decline in operations, cash flows and market conditions have affected the analysis used to assess the recoverability of goodwill. As a result, management has recorded an impairment charge in the quarter ended September 30, 2000, in the amount of $111.4 million to write-off all remaining goodwill. Furthermore, the decline in market values for used trucking equipment has affected the analysis used to assess the recoverability of these assets. As a result, management has recorded a charge of $29.2 million to reflect fair market values of certain revenue equipment and a charge of $3.8 million to reflect fair market values of certain other assets in the quarter ended September 30, 2000.

Results of Operations - Nine months ended September 30, 2000 compared with the nine months ended September 30, 1999

Operating revenues increased from $233.4 million in 1999 to $388.9 million, or 66.6%, for 2000. The increase is due primarily to the acquisition of eight companies from January 1999 through November 1999. Comparable revenues for the 11 companies acquired prior to January 1999 (excluding Rainbow Trucking whose operations were absorbed by Bestway) increased 29.3% for the nine month period ended September 30, 2000 compared to the same period a year ago. The Company continues to concentrate its growth efforts on non-asset based revenue such as owner-operators brokerage, agency, and logistics revenue. Revenue from Company equipment has declined from approximately 55.1% of revenue in the nine month period ended September 30, 1999 to approximately 45.3% in 2000. For the nine months ended September 30, 2000, the Company has realized a pre-tax loss of $176.5 million as compared to pre-tax income of $8.2 million for the same period a year ago.

Purchased transportation as a percentage of operating revenues increased from 36.1% in 1999 to 42.9% in 2000 due to changes in the fleet mix from Company owned trucks to a higher proportion of brokerage agents and owner-operators.

Salaries, wages, and benefits as a percentage of operating revenues decreased from 25.5% in 1999 to 23.8% in 2000. The decrease as a percentage of operating revenues is attributed to the change in revenue mix discussed in the preceding paragraph and higher wages paid to drivers in a competitive labor market. Should

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations - Nine months ended September 30, 2000 compared with the nine months ended September 30, 1999, Continued

labor costs continue to increase there can be no assurance that they can be passed along to the Company's customers through higher freight rates.

Operating supplies and expenses as a percentage of operating revenues increased from 10.5% in 1999 to 12.6% in 2000. The increase as a percentage of total operating revenue is attributed to the change in fleet mix of Company and contractor equipment.

Fuel as a percentage of operating revenues increased from 8.5% in 1999 to 9.9% in 2000 due to an increase in fuel costs per gallon. Should fuel costs continue to increase, there can be no assurance that these costs can be passed along to the Company's customers.

Rental expense, expressed as a percent of operating revenues, decreased from 6.1% in 1999 to 5.1% in 2000 due to higher revenue levels and the change in fleet mix discussed above.

Depreciation and amortization expense as a percent of operating revenues increased from 3.9% in 1999 to 4.4%, due to the acquisitions during 1999 and the full year effect of the depreciation expense in 2000.

General and administrative expense as a percentage of operating revenues increased from 2.7% in 1999 to 4.0% in 2000 as a result of incremental costs incurred in connection with the back office functions at the Groveland Service Center. This increase is expected to continue through the remainder of fiscal 2000 until all duplicative back office functions in the field are eliminated.

Insurance expense as a percentage of total operating revenue increased from 1.4% in 1999 to 1.7% in 2000. The increase as a percentage of total operating revenue is due to the higher cost of insurance and an increase in cargo related insurance claims.

The Company determines the provision for income taxes using the best estimate of the effective tax rate expected to be applicable for the full fiscal year. As a result of continued operating losses and the Company's inability to generate sufficient cash to meet its obligations, the Company has fully reserved for any future tax benefits associated with current year losses. During third quarter of 2000, the Company determined the valuation allowance against the net deferred tax asset should be increased by $12.8 million.

Liquidity and Capital Resources

For the nine months ended September 30, 2000, the Company incurred an operating loss of approximately $166.1 million. This loss is primarily attributable to the impairment of all of the Company's goodwill and other intangible assets, an impairment in the Company's fleet, reduced shipper demand, difficulties in efficiently integrating the Company's acquisitions and rising fuel prices, among other factors. Late in the third quarter of 2000 and continuing into the third quarter of 2001, the Company experienced severe cash flow difficulties, which combined with the factors noted above, resulted in violations of the debt covenants under all of the Company's credit facilities and many of its lease agreements. In April 2001, the Company restructured all of its debt, as more fully described in Note 3 of the notes to consolidated financial statements. As of November 14, 2001, the Company was not in compliance with its new credit facilities; accordingly, the lenders are entitled to require immediate repayment of all outstanding amounts.

In response to these problems, the Company has developed an action plan which contemplates, among other actions, certain new senior management, reduction in the size of the Company's fleet and number of terminals, effective and efficient integration of the Company's acquisitions and reductions in the amount of fixed costs. The Company faces several significant challenges, including declining economic conditions, competition from larger and financially stronger trucking firms, and uncertainties with respect to the availability of credit. There can be no assurance that management will be able to successfully implement the action plan, nor that those actions will be

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

sufficient. In the event additional corrective actions are required, the Company will consider further reductions in its fleet, terminals, and sales of its businesses.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended September 30, 2000 and 1999, net cash provided by operating activities was $2.6 million in 2000 as compared to $4.6 million cash used in operating activities in 1999. The increase is primarily attributable to an increase in accounts payable, a reduction in accounts receivable, and an increase in depreciation and amortization. The net loss of $160.6 million was primarily attributable to non-cash charges for impairments of goodwill and fixed assets that amounted to $144.4 million.

For the nine months ended September 30, 2000 and 1999, net cash used in investing activities was $1.7 million in 2000 as compared to $4.6 million cash provided by investing activities in 1999. The decrease is primarily due to a reduction in disposition proceeds.

For the nine months ended September 30, 2000 and 1999, net cash provided by financing activities was $2.7 million in 2000 as compared to $1.3 million in 1999. The increase is primarily due to a reduction from the issuance of preferred stock and an increase in the issuance of long term debt.

Annual fees for tags, plates, and permits required significant cash payments during the first quarter of 2000. In addition, the Company's internal growth and an increase in days sales outstanding resulting from the attempted back office consolidation has required the Company to finance a significant increase in accounts receivable. Further, turnover in key management positions and difficulty experienced in the integration of recent acquisitions have placed a significant strain on the Company's administrative, operational and financial resources. These factors have combined to negatively impact cash flow. The Company continues to concentrate on the collection of accounts receivable to improve cash flows. However, there can be no assurance that the Company can continue to finance its business strategy through operations or that the amounts will be available to the Company under its new credit facility with Congress.

In 1999, the Company entered into a $150 million credit facility which replaced the existing $35 million revolving credit and term facility. The Company was not in compliance with certain payment and other covenants and provisions of this $150 million facility from December 31, 1999 through April 19, 2001 when the Reorganization was completed. In accordance with the requirements of generally accepted accounting principles this debt was classified as a current liability. The amortization of those costs incurred in connection with the credit facility was accelerated and was recorded entirely in December of 2000.

New Credit Agreements and Leases

In connection with the Reorganization, on April 19, 2001, the Company entered into a new credit facility with Congress and the Company received aggregate revolving loans of up to $30 million based on certain lending formulas and bearing interest at 1.0% above the prime rate. Congress will make an additional $29 million available under this credit facility if the Company meets certain performance criteria. The new credit facility has an initial term of two years with automatic annual renewals thereafter. The Company is required to pay a fee upon early termination of the new credit facility. Under its new credit facility, the Company will make monthly payments of interest only, the exact amount of which will depend on the outstanding loan amount and the Company's financial performance. All of the Company's revenues are deposited in a cash management account, which amounts are applied to the revolving loan. The Company's additional requirements are drawn against such account to the extent funds are available under the terms of the new credit facility. The amounts loaned under the Company's new credit facility are collateralized by a security interest in all of the Company's present and future assets. The Company has violated substantially all of the debt covenants in its credit agreement with Congress.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Capital Resources, Continued

On July 13, 2001, the Company received notice from Congress that the Company is in default under the credit agreement because the Company failed to maintain a tangible net worth of not less than $63 million and the Company failed to furnish Congress with complete monthly financial statements within 30 days of May 31, 2001. Because of these defaults, Congress has increased the interest rate payable by the Company on the outstanding principal amount of the credit facility by 2% per annum in excess of the interest rate otherwise in effect under the credit facility and may demand immediate repayment of all amounts outstanding on the facility.

On April 19, 2001, the Company also entered into an amended and restated credit agreement with the bank group led by Bank One, N.A. ("Bank One"), the Company's primary lenders prior to the new credit facility with Congress. The Company used approximately $26.5 million of the proceeds from its new credit facility to repay amounts owed under the Company's original credit facility with Bank One. After the $26.5 million payment, approximately $74.5 million remained outstanding under the Bank One original credit facility. The amended and restated credit agreement with Bank One provides for two term loans. The first term loan shall be in the amount of $49.5 million bearing interest at 10.5% and shall mature on September 30, 2005. Interest only payments will be due for the first six months, with principal and interest payments due thereafter through maturity. The second loan shall be in the amount of $25 million bearing interest at 10.5% and shall mature on September 30, 2005. Interest is payable monthly and the principal will be reduced by mandatory and voluntary payments. Mandatory payments will include (i) 100% of the proceeds from the sale of certain assets and collections under certain insurance policies, and (ii) 50% of excess cash flow. The amounts loaned under both term loans are collateralized by a first and second security interest in certain of the Company's assets. As consideration for restructuring the Company's credit facility with Bank One, the Company issued options to Bank One to purchase a total of 5% of the Company's common stock on a fully diluted basis with an exercise price of $.05 per share and warrants to purchase an additional 5% of the Company's common stock on a fully diluted basis with an exercise price of $3.00 per share. As of November 14, 2001, the Company is in violation of certain covenants contained in its credit agreement with Bank One. As a result, Bank One may demand immediate repayment of all amounts outstanding under the credit agreement.

In connection with the Reorganization, the Company also modified or significantly changed the terms of virtually all of its capital leases, equipment notes and operating leases (the "Equipment Obligations") which approximated $120 million on April 19, 2001. As a result of the Company's continued operating losses, the Company had not made payments on the Equipment Obligations from September 2000 through March 2001. Accordingly, virtually all of the Equipment Obligations were in default until the Reorganization. The Company had classified all of these obligations as current as of September 30, 2000.

Preferred Stock Modification and Issuance

In May 1999, the Company issued five million shares of its 9% Series A redeemable preferred stock for $5.00 per share to GE Capital Equity Investments, Inc. ("GE Capital"). The Series A preferred stock agreement contained certain anti-dilutive provisions which required the issuance of additional shares of the Series A preferred stock if the Company issued stock at a price less than $5.00 per share. The Company did not make the preferred stock dividend payments in the aggregate amount of approximately $1.875 million from June 2000 through January 31, 2001.

In connection with the Reorganization, the Company and GE Capital agreed to convert currently payable dividends accrued from June 2000 through January 31, 2001 in an aggregate amount of approximately $1.875 million into 375,000 shares of the Company's Series B preferred stock. All dividends accruing after January 31, 2001 will accrue and will be paid in cash at such time as declared by the Board of Directors. However, the credit agreements entered by the Company with certain of its lenders in connection with the Reorganization prohibit the payment of any dividend until such lenders are repaid in full. Therefore, the Company does not expect to declare or pay any dividends in the foreseeable future.

Both the Series A preferred stock held by GE and the Series B preferred stock issued in the Reorganization are redeemable at the option of the holder. The holders of each series of preferred stock will be entitled to require the Company to redeem their shares of preferred stock, at a redemption price equal to the purchase price plus

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Capital Resources, Continued

all accrued and unpaid dividends per share, in an amount of up to one-third of the number of shares of preferred stock originally issued, on or after October 19, 2005, up to two-thirds of such amount on or after October 19, 2006, and up to all such shares on or after October 19, 2007. In the case of Series A preferred stock, such redemption rights shall expire before October 19, 2010, and, in the case of Series B preferred stock, such redemption rights shall expire after October 19, 2008. In addition, at any time upon the occurrence of certain mergers, sales of assets or change of control of the Company, the Company will redeem all of the outstanding shares of Series B preferred stock. However, loan agreements entered into by the Company with certain of its lenders in connection with the restructuring prohibit the redemption of any stock of the Company until such lenders are repaid in full. Therefore, the Company does not expect to redeem any of the Series A or Series B preferred stock in the foreseeable future.

Redemption Rights for Selling Shareholders in Acquisitions

In connection with certain 1997 acquisitions, the Company granted the selling shareholders the right to require the Company to redeem a portion of the shares received in exchange for selling their businesses to the Company. The dollar amount of stock subject to mandatory redemption aggregated approximately $8.1 million upon acquisition for those companies.

On May 24, 2000, the holders of redemption rights for $3.6 million or 865,608 shares of our common stock (the "Holders") exercised their redemption rights. The Holders' redemption rights obligate the Company and the Chairman, jointly, to purchase 865,608 shares of common stock from the Holders at a price of $3.60 per share. The purchase price of $3.6 million was reduced to reflect the return of 138,999 shares by one of the Holders, Carroll A. (Tony) Fulmer, to the Company in consideration of the forgiveness of all principal and interest accrued under his promissory note to the Company in the original principal amount of $500,000. The remaining $3.1 million, together with interest accrued thereon at a rate of 10.5% per annum, will be paid in twenty-nine monthly installments of $100,000 each and one final payment of $83,481. Each payment shall be allocated among the Holders and bear interest at 10.5%. The obligations of the Chairman to purchase the stock from the Holders, to the extent the Company does not do so over such period, has been limited to $1.8 million and shall be further reduced by the principal amount of each installment payment by the Company after such payments have reduced the purchase price to $1.8 million. Therefore, as of the date of this report, the Chairman's stock purchase obligation has been reduced to $1.8 million, and will be further reduced as each installment is paid by the Company after such installments or prepayments have reduced the purchase price to $1.8 million.

In connection with the Reorganization, the Company issued to the Holders a total of 300,000 shares of its Series B preferred stock as a deferral fee for no additional consideration. Further, the Company has agreed not to place, nor permit its subsidiaries to place, any additional mortgages other than those currently outstanding or refinanced on the real property owned by Transit Group Transportation, LLC in Groveland, Florida which was acquired by the Company in connection with the merger with the Carroll Fulmer Group, Inc.

In the event that the Company fails to make its monthly payment in connection with this stock purchase or if the Company defaults on certain other payments or commitments made pursuant to the restructuring of such stock purchase, the entire amount owed to the Holders will be accelerated and become immediately due and payable.

Seasonality

The Company's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarters ending in December and March are significantly lower than the quarters ending in June and September due to reduced shipments and higher operating costs as a percentage of revenues in the winter months.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Inflation and Fuel Costs

Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to the drivers. Innovations in equipment technology and comfort have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The Company attempts to limit the effects of inflation through increases in freight rates and certain cost control efforts.

In addition to inflation, fluctuations in fuel prices can affect profitability. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. At the end of the third quarter of 2000, the national average price of diesel fuel as provided by the U.S. Department of Energy was $1.657 as compared to $1.226 per gallon at the end of the third quarter of 1999. This has increased the Company's cost of operating.

Risk Factors

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As discussed in Note 2 of the notes to the consolidated financial statements, the Company has suffered a substantial operating loss, has negative working capital, and is not in compliance with its credit facilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is in default or in violation of certain covenants contained in its credit agreements with Congress and Bank One.

On July 13, 2001, the Company received notice from Congress that the Company is in default under its credit agreement with Congress because the Company failed to furnish Congress with complete monthly financial statements within 30 days of May 31, 2001 and failed to maintain a tangible net worth of not less than $63,000,000. Because of these defaults, Congress has increased the interest rate payable by the Company on the outstanding principal amount of the credit facility by 2% per annum in excess of the interest rate otherwise in effect under the credit facility and may demand immediate repayment of all amounts outstanding on the facility. Also, the Company is in violation of certain covenants contained in its credit agreement with Bank One. As a result, Bank One may demand immediate repayment of all amounts outstanding under the credit agreement.

The Company has a significant amount of indebtedness.

As of November 14, 2001, the Company had total indebtedness in excess of $156 million. While the Company has restructured its indebtedness, it continues to have a significant amount of indebtedness. This substantial indebtedness has important consequences to the Company. For example, it:

     . requires the Company to dedicate a substantial portion of its cash flow from operations to payments on this indebtedness, thereby reducing the availability of cash flow to fund operations;

     . increases the Company's vulnerability to general adverse economic and industry conditions;

     . limits flexibility in planning for, or reacting to, changes in the Company's business and the transportation industry generally;

     . places the Company at a competitive disadvantage with competitors that have less debt; and

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Risk Factors, Continued

     . limits the Company's ability to borrow additional funds to fund growth and provide for capital expenditures.

The Company's business may not generate sufficient cash flow from operations in an amount sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs. If the Company cannot service its indebtedness, it will be forced to take actions such as delaying or reducing the implementation of its business strategy or capital expenditures, selling assets, restructuring or refinancing indebtedness, seeking additional equity capital or filing for bankruptcy protection. The Company may be unable to effect any of these remedies on commercially reasonable terms if at all.

The Company has been negatively impacted by the ongoing attempts to restructure its finances.

Due to the uncertainty of the Company's financial position, several significant customers have declined to continue relationships with the Company. Other customers have decreased load volumes with the Company as a result of the uncertainty surrounding the Company's financial condition. In connection with the Company's default under various equipment leases, some lessors have repossessed certain tractors and trailers. Such repossessions have impacted several of the Company's existing customers and further eroded the stability of the Company's customer base. The Company's tenuous financial condition has made the recruitment and retention of contractors and drivers very difficult. Under these circumstances, it has been difficult to attract new business. Further, the scope and complexity of the Company's Reorganization finalized in April 2001 has demanded significant management time which would otherwise be spent generating such new business and improving operations.

The Company is not current in its required filings with the Securities and Exchange Commission.

The Company did not file this report on Form 10-Q that was due to be filed on November 14, 2000, timely and has not filed the required Form 10-K, that was due to be filed on April 2, 2001 or the Form 10-Qs that were due to be filed on May 15, 2001, August 14, 2001 and November 14, 2001. As a result, the Company's shareholders may not currently sell their stock under Rule 144 of the Securities Act of 1933. Since the Company is not current in its filing requirements the Securities and Exchange Commission may take such action against the Company that it deems appropriate. In addition, the Company may be subject to shareholder litigation as a result of its failure to remain current in its filings with the Securities and Exchange Commission.

The market price of the Company's common stock has been highly volatile.

There is currently no public market for the Company's common stock. The Company had previously listed its shares on the NASDAQ SmallCap Market but it was delisted on October 25, 2000 and its shares are now quoted on the "pink sheets" published by Pink Sheets, LLC. There is very little trading volume in the Company's stock. The market price of the Company's common stock declined substantially in 2000 and remains highly volatile. Changes in market valuations of other companies in the motor carrier industry and general market and economic conditions could further affect the market price of the Company's common stock.

Trading in securities quoted in the pink sheets is more sporadic than trading in securities listed on an exchange or on the Nasdaq National Market System. The Company believes it is unlikely that the Company will ever relist its common stock with the NASDAQ National Market or the NASDAQ SmallCap Market.

The Company's common stock is a "penny stock," because it is not listed on an exchange and trades at less than $5.00 per share. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Consequently, the

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Risk Factors, Continued

penny stock rules may make it difficult for the Company's shareholders to sell their shares of the Company's common stock.

The Company does not expect to declare or pay future dividends without the consent of its lenders.

The loan agreements entered into by the Company with certain of its lenders in connection with the Reorganization prohibit the payment of any dividend until such lenders are repaid in full. Therefore, the Company does not expect to declare or pay any dividends in the foreseeable future.


The agreements governing the Company's new credit facility imposes operating and financial restrictions on the Company that may prevent the Company from capitalizing on business opportunities.

The agreements governing the Company's new credit facility with Congress and the restated credit agreement with the Company's prior lender as well as the purchase agreement the Company entered into in connection with the sale of the Series A preferred stock and Series B preferred stock impose significant operating and financial restrictions on the Company. The terms of any other financings the Company may obtain may do so as well. These restrictions substantially limit or prohibit the Company from taking various actions, including incurring additional debt, making investments, paying dividends to the Company's shareholders, creating liens, selling assets, engaging in mergers and consolidations, repurchasing or redeeming capital stock and capitalizing on business opportunities. At November 14, 2001, the Company was in violation of several of the covenants and restrictions in the Company financing agreements and the Company is in default under such agreements.

The Company may need additional financing to meet its future capital requirements.

The Company's financial resources are limited and the amount of funding that the Company may require in the future is uncertain. The Company may be unable to secure adequate funds on satisfactory terms, if at all. The Company may seek financing through the issuance of equity securities. The proceeds of any such offering however, will be used by the Company to purchase shares of common stock at $3.60 per share in accordance with certain contractual redemption rights applicable to the Company. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to retain personnel, fund its operations, or respond to competitive pressures. Any of these could have a material and adverse effect on the Company's business as well as severely impact near term operations and the Company's financial condition.

The Company may incur costs and liabilities related to pending and potential litigation.

The Company is involved in material litigation that may subject the Company to significant costs and liabilities. See Part II, Item I "Legal Proceedings."

The Company faces significant competition from trucking companies in the markets the Company serves.

The motor carrier industry is highly competitive and subject to pressures from major business cycles. The Company believes that competition in the motor carrier industry is based primarily on service and efficiency. The Company competes with many companies located in the market areas it serves. The Company believes that there is no dominant competitor in the motor carrier industry that it competes directly with.

The shipping requirements of "just-in-time" inventory systems demand geographically diverse companies with well-developed tracking and dispatching information systems. The Company anticipates that the motor carrier industry will continue to consolidate and remain extremely competitive for both customers and qualified personnel and that the Company's current size and anticipated growth will allow it to participate in the consolidating motor carrier industry. However, there is significant disparity in the Company's revenues and

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Risk Factors, Continued

financial resources and those of the largest trucking companies. The Company may be unable to maintain its growth.

The Company is subject to potential liability associated with trucking accidents that may exceed its insurance coverage.

Potential liability associated with accidents in the motor carrier industry is severe and occurrences are unpredictable. The industry is also subject to substantial workers' compensation expense. A material increase in the frequency or severity of accidents, workers' compensation claims, or an unfavorable development of existing claims can be expected to adversely affect the Company's operating income.

The Company carries insurance to cover liability and workers' compensation claims. However, the Company's insurance may be inadequate to cover all of its liabilities. To the extent the Company were to experience a material increase in the frequency or severity of accidents, cargo claims or workers' compensation claims, or in the unfavorable resolution of existing claims, the Company may be required to incur substantial costs to cover these claims. In addition, the Company's results of operations would be adversely affected if the premiums for the Company's liability, workers' compensation and casualty claims were to increase substantially.

The Company's growth through acquisitions has placed a significant strain on its administrative, operational and financial resources.

The Company acquired 19 operating companies from June 30, 1997, through November 4, 1999. The growth of its business through acquisitions and the expansion of its operations have placed a significant strain on the Company's administrative, operational and financial resources. The Company's acquisition growth has also resulted in a substantial increase in the scope of its operations. The Company's inability to assimilate these acquired operations and support the growth of its business has had a material adverse effect on the Company's financial condition and results of operations.

The Company's difficulty in hiring drivers may have a material and adverse effect on its business.

The long-haul motor carrier industry has experienced problems in hiring qualified, experienced drivers. The availability of drivers is an important factor in the Company's ability to serve its customers. Commercial driver license and drug testing requirements have contributed to a nationwide driver shortage and competition for drivers is intense. The Company has periodically experienced driver shortages in certain geographical areas. The Company may be unable to employ a sufficient number of drivers from time to time to meet customer shipment demands, resulting in loss of revenue. Any shortage of qualified drivers would have an adverse effect on the Company business, financial condition and results of operations.

The Company may not be able to pay off the debt on certain of its assets in the event of liquidation due to the depressed current market value of such assets.

There is currently an oversupply of used tractors and trailers available for sale in the long-haul motor carrier industry. As a result, the current market value of such equipment is low and the Company may be unable to sell these assets for amounts sufficient to pay its equipment related debt, if at all.

The Company depends on key personnel.

The loss of any of our executive officers, including our Chief Executive Officer, Philip A. Belyew, the Company's Chief Operating Officer, James G. Overley, or other key financial and strategic personnel could have a material adverse effect upon the Company's business, operating results and financial condition. The Company's success depends largely on the efforts and abilities of the Company's key personnel.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Risk Factors, Continued

The Company's operating results are subject to cyclical and seasonal fluctuations.

The Company's operations are subject to seasonal trends common in the motor carrier industry. Operating results in the first and fourth quarters are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact the Company's performance by reducing demand and increasing operating expenses.

The Company's failure to comply with, or the costs of complying with, government regulation could negatively affect the Company's results of operations.

The Company's operations are subject to a number of complex and stringent transportation, labor, employment and other laws and regulations. These laws and regulations generally require the Company to maintain and comply with a wide variety of certificates, permits, licenses and other approvals. If the Company fails to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations, the Company could be subject to substantial fines or the possible revocation of the Company's authority to conduct its operations.

Existing laws or regulations may be revised and new laws or regulations may be enacted that could adversely impact the Company's operations. The Company may be unable to recover any or all increased costs of compliance from its customers and the Company's business and financial condition may be materially and adversely affected by future changes in applicable laws and regulations.

Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives are recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company's required adoption date is January 1, 2001. SFAS 133 is not to be applied retroactively to financial statements of prior periods. The Company expects no material effect on consolidated results of operations, financial position, cash flows or stockholders' equity upon adoption of SFAS 133.

In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141"Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. During the year ended December 31, 2000, the Company determined that goodwill relating to previous acquisitions was impaired and recorded a charge of $111.4 million to write-off all remaining goodwill. The Company expects no material adverse effect on consolidated results of operations, financial position, cash flows or stockholders' deficit upon adoption of SFAS No. 142.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that obligations associated with the retirement of tangible long-term assets be recorded as a liability when the obligations are incurred. The statement is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company does not expect any material impact on the results of operations upon implementations of SFAS 143.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model for long-lived assets to be disposed of by sale based on the framework established by SFAS 121. The statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the new standard.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company is exposed to market risk from changes in interest rates and fuel prices. The Company manages its exposure to these market risks through its regular operating and financing activities and may utilize fuel forward purchase commitments, though no agreements were in place during the nine months ended September 30, 2000.

Interest Rate Risk
The fair value of the Company's cash and cash equivalents at September 30, 2000 approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

The Company has no material future earnings or cash flow exposures from changes in interest rates related to the Company's equipment obligations, as these long-term debt obligations have fixed rates. The fair value of the Company's long-term debt, including current maturities, approximated carrying value at September 30, 2000. A hypothetical 10% increase in the interest rates on the Company's credit facility for a duration of one year would have an impact on interest expense and cash flows of approximately $0.9 million.

Commodity Price Risk
The Company may use forward purchase commitments to reduce the exposure to fluctuations in fuel prices by entering into short-term fuel price agreements for the actual delivery of fuel. These forward purchase commitments have the effect of locking in for specified periods the price the Company will receive for the fuel volumes to which the forward purchase commitment relates. As a result, while these forward purchase commitments are structured to reduce the Company's exposure to increases in the price of fuel, they also limit the benefit the Company might otherwise have received from any price decreases associated with the fuel volumes. At September 30, 2000, the Company did not have any outstanding forward purchase commitments.

                          PART II. - OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is subject to litigation incidental to its business including the following:

On November 8, 2000, Philip J. Moore ("Moore") filed an action in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida (Case No.:
CIO-00-8130) against the Company. Moore subsequently amended the Complaint to add claims against Philip A. Belyew, President and Chief Executive Officer, and
T. Wayne Davis, Chairman, as individual defendants. Moore seeks damages for breach of contract, breach of employment agreement, and fraud alleged in connection with the acquisition of Fox Midwest Transport Group, Inc. ("Fox Midwest"). The Company has asserted counterclaims against Moore based on the failure to disclose material liabilities related to the acquisition of Fox Midwest.

On November 16, 2000, Annemarie L. Warren and Paula E. Delawter, Trustees of Transit Trust One ("Transit Trust One"), filed an action in the Superior Court of the Commonwealth of Massachusetts (Civil Action No. 00-5099 A) against the Company and Transit Group Transportation, LLC. This case was removed to the United States District Court for the District of Massachusetts on November 27, 2000 (Case No. 00-CV-12427-PBS). Transit Trust One is seeking damages for breach of contract, redelivery/replevin, and injunctive relief relating to certain leased equipment including trailers and tractors. On February 5, 2001, the Court entered a Settlement Order of Dismissal providing either party with the right to reopen within ninety days if a settlement was not consummated. Thereafter, Transit Trust One filed a motion to reopen the case. Subsequently, the parties entered into a settlement agreement and Transit Trust One withdres its motion to reopen the case. On November 13, 2001, Transit Trust One filed an action in the Superior Court of the Commonwealth of Massachusetts against the Company, Transit Group Transportation, LLC, and Carroll Fulmer & Co., Inc., alleging a default under certain promissory notes owed to Transit Trust One in the aggregate amount of $4,098,523, together with their attorneys fees and other costs.

On November 30, 2000, David L. Summitt ("Summitt") filed an action in Clark Circuit Court, Clark County, Indiana (Cause No. 10-C01-0011-CP-636) against Bestway Trucking, Inc., a company purchased by the Company. This case was removed on December 21, 2000, to the United States District Court for the Southern District of Indiana, New Albany Division (NA 00-251-C H/S). Summitt filed this complaint for damages arising from the termination of a real estate lease contract, for environmental clean-up costs allegedly arising from the occupancy of the leased premises and for declaratory relief relating to the enforceability of a non-competition and non-solicitation agreement executed by Summitt for the benefit of the Company. The Company has vacated the leased premises, answered the Amended Complaint and asserted a counterclaim for interference with the use and possession of the leased property.

On December 14, 2000, Patricia H. Johnson, Kent L. Johnson, Kenneth F. Johnson, Kimberly J. Riccio, Kevin L. Johnson, James W. Lake, Douglas P. Hadden, Dana L. Quackenbush and James B. Stalker (former shareholders of KJ Transportation, Inc.) filed an action in the Superior Court of Cobb County, Georgia (Civil Action No.00-1-9879) against the Company, Philip A. Belyew and T. Wayne Davis. The Plaintiffs seek damages from an alleged breach of the Agreement and Plan of Reorganization pursuant to which the Company acquired KJ Transportation, injunctive relief permitting them to compete with the Company, and injunctive relief prohibiting the Company from indemnifying or defending individual defendants Davis or Belyew. The Company has moved to dismiss the action and to stay all discovery until that motion is resolved.

On August 7, 2001, Larry E. Wray filed an action in the Circuit Court of Gibson County, Tennessee against Bestway Trucking, Inc. The Plaintiff alleges reverse racial discrimination under Tennessee's Human Rights Act and infliction of emotional distress in connection with the separation of his employment with the Company. The prayer for relief requests $1 million in compensatory damages and $10 million in punitive damages.

ITEM 2.  Changes in Securities and Use of Proceeds

Modification and Issuance of Senior Securities

In connection with the Reorganization, the Company modified its Series A convertible preferred stock to include certain limitations on dividend payments and to extend the redemption periods.

In connection with the Reorganization, the Company also issued 2,969,750 shares of Series B redeemable and convertible preferred stock. The Company's common stock does not contain the rights, preferences and protections of the Company's preferred stock. The issuance of the Series B preferred stock and the additional shares of Series A preferred stock as a result of certain antidilution provisions resulted in substantial dilution to the Company's common stockholders. The dividend and redemption provisions of the preferred stock are not attenant to the Company's common stock.

Private Placements

On April 19, 2001, the Company issued the following securities that were not registered under the Securities Act of 1933:

     . 2,194,570 shares of Series B preferred stock for $7.0 million in cash, and payment of a placement fee;
     . 95,000 shares of Series B preferred stock in satisfaction of an aggregate $475,000 payable by the Company to its Chief Executive Officer and to the former owners of a company that the Company acquired;
     . 375,000 shares of Series B preferred stock in satisfaction of approximately $1.875 million in dividends payable to the owner of the Series A preferred stock;
     . 300,000 shares of Series B preferred stock as a deferral fee to certain holders of redemption rights;
     . Presently exercisable warrants to purchase an aggregate of 17,601,276 shares of common stock at an exercise price of $3.00 per share;
     . Presently exercisable options to purchase an aggregate of 17,601,276 shares of common stock at an exercise price of $.05 per share;

There were no underwriters involved in the issuance of the securities listed above. The securities listed above were not offered or sold to the public. The Company relied on the exemption contained in 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

Limitations on Payment of Dividends

The agreement governing the Company's new credit facility with Congress and the restated credit agreement with the Company's prior lender as well as the purchase agreement the Company entered into in connection with the sale of its Series A preferred stock impose significant operating and financial restrictions on the Company. The terms of any other financings the Company may obtain may do so as well. These restrictions substantially limit or prohibit the Company from taking various actions, including paying any dividends until such lenders are paid in full.

ITEM 3.  Defaults Upon Senior Securities

In 1999, the Company entered into a $150 million credit facility, which replaced the existing $35 million revolving credit and term facility. This facility contained customary financial covenants that include limitations on dividends, indebtedness, mergers, sale of assets, and the repurchase of common stock. Requirements also existed to maintain minimum levels of coverage for fixed charges, assets, and consolidated net worth. The Company was not in compliance with certain of the payment terms, covenants and provisions of this facility from December 31, 1999 to April 19, 2001. As of September 30, 2000, the amount of default was $105.6 million. The Company was also in default under the terms of virtually all of its capital leases, equipment notes and operating leases (the "Equipment Obligations") as of September 30, 2000, and the Company classified all of these obligations as current.

In connection with the Reorganization, on April 19, 2001, the Company entered into a new credit facility with Congress Financial Corporation ("Congress") and the Company obtained an aggregate revolving credit facility of up to $30 million based on certain lending formulas and bearing interest at 1.0% above the prime rate. Congress will make an additional $29 million available under this credit facility if the Company meets certain performance criteria. The new credit facility has an initial term of two years with automatic annual renewals thereafter. The Company is required to pay a fee upon early termination of the new credit facility. Under its new credit facility, the Company will make monthly payments of interest only, the exact amount of which will depend on the outstanding loan amount and the Company's financial performance. All of the Company's revenues are deposited in a cash management account, which amounts are applied to the revolving loan. The Company's additional cash requirements are drawn against such account to the extent funds are available under the terms of the new credit facility. The amounts loaned under the Company's new credit facility are collateralized by a security interest in all of the Company's present and future assets.

On July 13, 2001, the Company received notice from Congress that the Company is in default under the credit agreement because the Company failed to maintain a tangible net worth of not less than $63 million and the Company failed to furnish Congress with complete monthly financial statements within 30 days of May 31, 2001. Because of these defaults, Congress has increased the interest rate payable by the Company on the outstanding principal amount of the credit facility by 2% per annum in excess of the interest rate otherwise in effect under the credit facility and may demand immediate repayment of all amounts outstanding on the facility.

On April 19, 2001, the Company also entered into an amended and restated credit agreement with the bank group led by Bank One, N.A. ("Bank One"), the Company's primary lenders prior to the new credit facility with Congress. The Company used approximately $26.5 million of the proceeds from its new credit facility to repay amounts owed under the Company's original credit facility with Bank One. After the $26.5 million payment, approximately $74.5 million remained outstanding under the Bank One original credit facility. The amended and restated credit agreement with Bank One provides for two term loans. The first term loan shall be in the amount of $49.5 million bearing interest at 10.5% and will mature on September 30, 2005. Interest only payments will be due for the first six months, with principal and interest payments due thereafter through maturity. The second loan shall be in the amount of $25 million bearing interest at 10.5% and shall mature on September 30, 2005. Interest is payable monthly and the principal will be reduced by mandatory and voluntary payments. Mandatory payments will include (i) 100% of the proceeds from the sale of certain assets and collections under certain insurance policies, and (ii) 50% of excess cash flow. The amounts loaned under both term loans are collateralized by a first and second security interest in certain of the Company's assets. As consideration for restructuring the Company's credit facility with Bank One, the Company issued options to Bank One to purchase a total of 5% of the Company's common stock on a fully diluted basis with an exercise price of $.05 per share and warrants to purchase an additional 5% of the Company's common stock on a fully diluted basis with an exercise price of $3.00 per share. As of November 14, 2001, the Company is in violation of certain covenants contained in its credit agreement with Bank One. As a result, Bank One may demand immediate repayment of all amounts outstanding under the credit agreement.

Due to restrictions under its credit facility, the Company did not make the Series A preferred stock dividend payments in the aggregate amounts of approximately $1.875 million from June 2000 through January 31, 2001. In connection with the Reorganization, the Company and GE Capital Equity Investments, Inc. agreed to convert these dividend payments into 375,000 shares of the Company's Series B preferred stock. All dividends due on the Series A preferred stock accruing after January 31, 2001 (approximately $1.3 million of July 31, 2001) will accrue and will be paid in cash at such time as declared by the Board of Directors. However, the credit agreements entered into by the Company with certain of its lenders in connection with the Reorganization prohibit the payment of any dividend until such lenders are repaid in full. Therefore, the Company does not expect to declare or pay any dividends in the foreseeable future.

The Company had approximately $1.1 million in preferred stock dividend payments in arrearage at September 30, 2000, that relate to the period of June 2000 through September 30, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 8, 2001, the Company's shareholders acted by majority written consent for the purpose of approving its Amended and Restated Articles of Incorporation, which increased the Company's authorized common stock from 100,000,000 shares to 500,000,000 shares and increased the number of shares available for grant under the Company's 1998 Stock Incentive Plan by 30,000,000. Holders of 17,062,950 shares, or 53.21% of the Company's outstanding common stock, voted for amending and restating the Articles of Incorporation and increasing the number of shares available for grant under the 1998 Stock Incentive Plan.

ITEM 5.  Other Information

On October 23, 2000, the Company received a letter from The Nasdaq Stock Market notifying the Company that its common stock had failed to maintain the minimum bid price as required for continued listing on The Nasdaq Small Cap Market, and its common stock was delisted at the opening of business on October 25, 2000.

ITEM 6.  Exhibits and Reports on Form 8-K

A.       Exhibits Index

         The following exhibits are filed as part of this report.

Exhibit
Number         Description
3.1            Amended and Restated Articles of Incorporation

3.2            Amended and Restated Bylaws

4.1            Restructuring Agreement with General Electric Capital Corporation

4.2 Form of Option Agreement with Bank One N.A., AmSouth Bank, Branch Banking and Trust, Bank of America, N.A., Compass Bank, National Canada Finance LLC and Union Bank of California

4.3 Form of Warrant Agreement with Bank One N.A., AmSouth Bank, Branch Banking and Trust, Bank of America, N.A., Compass Bank, National Canada Finance LLC and Union Bank of California

10.1 (1) First Amendment to Purchase Agreement between Transit Group, Inc. and GE Capital Equity Investments, Inc.

10.2 (1) Amendment and Joinder to Amended and Restated Registration Rights Agreement

10.3 (1)       Amendment to Stockholders Agreement

10.4 (1) Stock Purchase Agreement between Transit Group, Inc., Cynthia F. Turner, Philip R. Fulmer, Timothy A. Fulmer, Barbara A. Fulmer, Carroll A. Fulmer and T. Wayne Davis

10.5 (1) Amended and Restated Credit Agreement among Transit Group, Inc., Various Financial Institutions and Bank One, N.A., as agent

10.6 (1) Loan and Security Agreement by and among Congress Financial Corporation (Southern), as Lender, and Transit Group, Inc., Transit Group Transportation, LLC, Carroll Fulmer and Company, Inc., and Land Transportation, LLC, as Borrowers

10.7 (1)       Agreement Between Transit Group, Inc., T. Wayne Davis and the ECD
               Trust

10.8           Employment Agreement with James G. Overley

10.9           Amendment to 1998 Stock Incentive Plan

11.1           Statement regarding computation of earnings per share

       (1) Exhibits 10.1 through 10.7 are incorporated by reference to the Current Report on Form 8-K filed on May 29, 2001.

B.       Reports on Form 8-K

         During the quarter covered by this report there were no reports on Form 8-K filed.



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 29, 2001          Transit Group, Inc.


                                  By: /s/ Kenneth Ollwerther
                                      ----------------------
                                      Kenneth Ollwerther, Chief Financial
                                       Officer