Form 10-K
period 2000-12-31
TRANSIT GROUP INC
filed 2001-11-29
CIK 853532

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                        Commission file number 0-18601

                              Transit Group, Inc.
            (Exact name of Registrant as specified in its Charter)

           Florida                                  59-2576629
   (State of Incorporation)             (I.R.S. Employer Identification No.)

                                 Overlook III
                       2859 Paces Ferry Road, Suite 1740
                            Atlanta, Georgia 30339
               (Address of principal office, including zip code)

                                (770) 444-0240
             (Registrant's telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act: None. Securities Registered pursuant to Section 12(g) of the Act: common stock, par value $.01

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [_] NO [X]

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at November 1, 2001 was approximately $1,132,833. Since November 15, 2000, there has been no established trading market for shares of common stock of the Registrant, so the Registrant has valued its shares on the basis of the last bid price for these shares reported on the Pink Sheets on October 29, 2001, which was $0.035.

The number of shares of the Registrant's common stock outstanding at November 14, 2001, was 32,366,692 shares.

                               TABLE OF CONTENTS

            ITEM                                                                            PAGE
            ----                                                                            ----
PART I.     1.  Business                                                                      3
            2.  Properties                                                                    8
            3.  Legal Proceedings                                                             8
            4.  Submission of Matters to a Vote of Security Holders                           9

PART II.    5.  Market for the Registrant's Common Equity and
                Related Stockholder Matters                                                   9
            6.  Selected Financial Data                                                      11
            7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                          12
            7a. Quantitative and Qualitative Disclosures About Market Risk                   22
            8.  Financial Statements and Supplementary Data                                  23
            9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                                         44

PART III.   10. Directors and Executive Officers of the Registrant                           44
            11. Executive Compensation                                                       46
            12. Security Ownership of Certain Beneficial Owners and
                Management                                                                   49
            13. Certain Relationships and Related Transactions                               51

PART IV.    14. Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                                                  53

                Exhibit Index                                                                53

                                    PART I

ITEM 1.   BUSINESS

Forward-Looking Statement

This Annual Report on Form 10-K contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, as amended, including or related to the Company's future results including certain projections and business trends.

These and other statements, which are not historical facts, are based largely on current expectations and assumptions of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Risks related to forward-looking statements include the Company's history of operating losses and its significant amount of indebtedness, the operating and financial restrictions contained in the Company's new credit agreements, a growth strategy that relied on the completion of acquisitions of companies in the trucking industry and the risk factors set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 herein.

Assumptions related to forward-looking statements include that competitive conditions within the Company's markets will not change materially or adversely, that fuel prices will not significantly increase, that the demand for the Company's services will remain strong, and that the Company will retain key managers, drivers and other personnel. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. When used in this Annual Report, the words "estimate," "project," "intend," and "expect" and similar expressions are intended to identify forward-looking statements. Although the Company believes that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in the forward-looking information will be realized.

Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its business strategy, which may in turn, affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as the Company's representation that any strategy, objectives, or other plans will be achieved. The forward-looking statements contained in this Annual Report speak only as of the date of this Annual Report, and the Company does not have any obligation to publicly update or revise any of these forward-looking statements.

Introduction

Transit Group, Inc. (the "Company") is a holding company concentrating on the operation of short and long haul trucking, logistics and intermodal companies. Based on available industry information, management believes that the Company is the eighth largest truckload carrier in North America.

History and Development

The Company was incorporated on August 28, 1985 as a Florida corporation under the name General Parcel Service, Inc., and was originally engaged in the parcel delivery business. The Company's operations began in Jacksonville, Florida and expanded into Georgia, North Carolina and South Carolina. The Company discontinued its parcel delivery operations in March 1997.

In January 1997, the Company reorganized into a holding company structure and began acquiring mid-size short and long haul trucking companies. The Company has acquired 19 companies since July 1997.

These companies operate both directly and through agents to provide truckload, logistics and intermodal services to the Company's customers.

Industry Overview

The trucking industry can be divided into four general categories: package delivery, less-than-truckload, household goods, and truckload. The Company operates in the truckload segment of the trucking industry, which is highly fragmented with thousands of companies in this segment.

The Company believes that the following trends are evolving in the truckload segment:

     . shippers are limiting the number of carriers to larger more efficient trucking companies who can provide a consistent level of service at a competitive price;

     . companies are outsourcing their shipping needs to trucking companies who can offer a full range of logistic services; and

     . the advent of just-in-time inventory systems has demanded significant levels of technology to provide reliable, time-definite service.

Acquisitions

The Company built a national trucking organization by acquiring truckload, logistic and intermodal carriers.

The Company has acquired the following 19 companies since July 1997:

         Company                                                  Date Acquired
         -------                                                  -------------
         Carolina Pacific Distributors, Inc.                      07/11/97
         Service Express, Inc.                                    08/16/97
         Capitol Warehouse, Inc.                                  08/16/97
         Carroll Fulmer Group, Inc.                               08/30/97
         Rainbow Trucking, Inc.                                   12/30/97
         Transportation Resources and Management, Inc.            01/31/98
         Certified Transport, Inc.                                05/05/98
         KJ Transportation, Inc.                                  06/17/98
         Network Transportation, Inc.                             07/13/98
         Diversified Trucking, Inc.                               08/05/98
         Northstar Transportation, Inc.                           08/11/98
         Priority Transportation, Inc.                            01/19/99
         Massengill Trucking Service, Inc.                        03/03/99
         KAT, Inc.                                                03/22/99
         R&M Enterprises, Inc.                                    07/19/99
         MDR Cartage, Inc.                                        07/30/99
         Bestway Trucking Services, Inc.                          07/30/99
         Fox Midwest, Inc.                                        09/27/99
         Land Transportation, LLC                                 11/04/99

Operations

The Company's business operations are divided between the corporate office, located in Atlanta, Georgia, and its operating divisions and locations. The corporate office is responsible for the overall direction of the Company's operations, information systems, finance, banking, human resources, and financial reporting. In addition to the locations set forth in Item 2 hereof, the Company has the following operating divisions and subsidiaries:

     .    Transit Group Transportation, LLC
     .    Land Transportation, LLC
     .    Carroll Fulmer & Company, Inc.
     .    Transit Holdings Company, Inc.
     .    Transit Group of Canada, Inc.
     .    Network Transport Limited

Sales, Marketing and Logistics

The Company markets its services through its own sales force and a developed network of brokers and agents operating throughout the United States. Revenues attributable to customers in Canada and Mexico are immaterial.

Substantially all of the companies the Company has acquired are core carriers for one or more shippers that were limited from expanding that relationship, due to various financial and operational constraints. Due to the capacity of the affiliated companies and the resources of the consolidated group, the Company has been able to expand certain core carrier relationships and has initiated discussions for the expansion of others.

Fleet Summary

The Company plans to trade-in power units on a 3-5 year cycle (400,000 - 600,000 miles) and trailers approximately every 5-8 years. An approximate summary of its fleet is as follows:

                                                                    December 31,
                                                                        2000
                                                                        ----
Company Tractors...............................................        1,697
Contractor Tractors............................................        1,186
            Total Tractors.....................................        2,883
Trailers.......................................................        6,661

The approximate average age of the Company's tractors and trailers is 4 and 6 years, respectively.

Business Operations Sold

In December 1997, the Company sold the parcel delivery business to a corporation controlled by affiliates of the Company's Chairman. In this transaction, the buyer assumed liabilities of approximately $4.0 million in excess of assets. To compensate for the estimated excess liabilities assumed by the buyer, the Company issued 876,569 shares of restricted common stock to the buyer. In 1999, the Company issued an additional 50,130 shares of common stock in final satisfaction of all liabilities assumed by the buyer.

In June 2000, the Company sold substantially all of the assets of J&L Truck Leasing of Farmington, Inc. to J&L Transportation Solutions, Inc. for approximately $1.5 million. J&L Transportation Solutions, Inc. is controlled by Kenneth Johnson, who controlled J&L Truck Leasing of Farmington, Inc. at the time the Company acquired it. Approximately $235,000 of the purchase price the Company received was in the form of a promissory note bearing interest at the annual rate of 8.5% and secured by a security interest in the purchased assets.

Recent Developments

On April 19, 2001 the Company restructured its outstanding debt and recapitalized the Company (the "Reorganization"). The Reorganization included the execution of a new, two-year, $50 million revolving credit facility with Congress Financial Corporation ("Congress"), the restructuring of approximately $100 million in existing bank debt, the negotiation of approximately $115 million in equipment debt and leases and the modification of $25 million in redeemable convertible preferred stock. The Company also raised

$7.0 million from the issuance of Series B preferred stock. The Company used a portion of the proceeds from the new credit facility and the sale of the Series B preferred stock to repay $26.5 million in bank debt. The remaining bank debt was amortized over a 54-month period. The Company also modified the terms of its equipment debt and leases to include the return of certain equipment, reductions in monthly payments and extensions of maturities. In addition, the Company modified the terms of its Series A preferred stock to include certain limitations on dividend payments and extensions of redemption provisions. The new Series B preferred stock contains a cumulative dividend accruing at 10.5% per annum; however, certain conditions must be satisfied prior to the payment of any dividends by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

The truckload industry is highly competitive and includes thousands of carriers, none of which dominates the market. The Company competes primarily with other truckload carriers, and to a lesser extent with railroads, intermodal service, less-than-truckload carriers, and private fleets operated by existing and potential customers. Although intermodal and rail service has improved in recent years, such service has not been a major factor in the Company's strategies. Historically, competition has created downward pressure on the truckload industry's pricing structure. Management believes that competition for the freight targeted by the Company is based primarily upon service and efficiency and to a lesser degree upon freight rates.

Intellectual Property

The Company believes that the growth of its business will depend primarily upon the quality of its products and the Company's relationships with its customers, rather than the extent of its intellectual property protection. The Company has registered its trademark KAT(R) and its servicemark "CF CARROLL FULMER & CO., INC." with the United States Patent and Trademark Office. The Company also considers its logo and the trade names of its operating subsidiaries and divisions as proprietary.

In addition, to its trademarks and servicemarks, the Company has a registered patent for Patent No. 5,201,427. The Company also licenses two patents, Patent No. 4,887,860 and Patent No. 5,340,268. The licenses for these patents expire on September 22, 2008 and February 20, 2012, respectively. While the Company believes that these patents are important to its business operations, the loss of any patent would not have a material adverse effect on the Company.

Regulation

The Company is a common and contract motor carrier of general commodities. Historically, the Interstate Commerce Commission (the "ICC") and various state agencies regulated motor carriers' operating rights, accounting systems, mergers and acquisitions, periodic financial reporting, and other matters. In 1995, federal legislation preempted state regulation of prices, routes, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the DOT. Management does not believe that regulation by the DOT or by the states in their remaining areas of authority has had a material effect on the Company's operations. The Company's employee and independent contractor drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service.

The DOT presently is considering proposals to amend the hours-in-service requirements applicable to truck drivers. Any change which reduces the potential or practical amount of time that drivers can spend driving could adversely affect the Company. We are unable to predict the nature of any changes that may be adopted. The DOT also is considering requirements that tractors be equipped with certain equipment that the DOT believes would result in safer operations. The cost of the equipment, if required, could adversely affect the Company's profitability if shippers are unwilling to pay higher rates to fund the purchase of such equipment.

The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the Federal Environmental Protection Agency and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. If the Company should be involved in a spill or other accident involving hazardous substances, if any such substances were found on the Company's property, or if the Company were found to be in violation of applicable laws and regulations, the Company could be responsible for clean-up costs, property damage, and fines or other penalties, any one of which could have a materially adverse effect on the Company. The Company does not utilize any on-site underground fuel storage tanks at any of its locations. Management believes that its operations are in material compliance with current laws and regulations.

Employees

The Company employs approximately 2,150 persons, of which approximately 1,600 are drivers, 150 work in various maintenance facilities, and 500 work in administrative and operational capacities at the divisional locations and in the corporate office. The Company also had contracts with certain independent contractors ("contractors") for services that provide both a tractor and a qualified driver or drivers. None of the Company's employees are covered by collective bargaining agreements, and the Company believes that its relationship with its employees is satisfactory.

Customers

The Company has approximately 2,711 regular customers with an average monthly revenue billing of $1,000 or more. The Company's customers are not concentrated in any one area or industry and no one customer accounts for over 10% of total revenues.

Where You Can Find More Information

At your request, the Company will provide you, without charge, a copy of any exhibits to this annual report on Form 10-K. If you want an exhibit or more information, call, write or e-mail the Company at:

     Transit Group, Inc.
     Overlook III
     2859 Paces Ferry Road, Suite 1740
     Atlanta, Georgia 30339
     Telephone: (770) 444-0240
     Fax: (770) 444-0246
     www.trgp.com

The Company's fiscal year ends on December 31. The Company files annual, quarterly, and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any reports, statements, or other information the Company files at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The Company's SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

ITEM 2.   PROPERTIES

The Company has material operations at the following locations that it either leases or owns:

City           State       Lease/Own      City           State         Lease/Own
--------------------------------------------------------------------------------
Atalla         Alabama     Lease          Indianapolis   Indiana(1)     Lease
Madison        Alabama     Lease          Hickory Flat   Mississippi    Own
Tuscalossa     Alabama     Lease          Olive Branch   Mississippi(1) Lease
Dothan         Alabama     Lease          Omaha          Nebraska       Lease
Jonesboro      Arkansas    Lease          Gretna         Nebraska       Lease
Barstow        California  Lease          Farmington     New York       Lease
Gonzales       California  Lease          Charlotte      North Carolina Lease
Mississauga    Canada      Lease          Linden         North Carolina Lease
Wheat Ridge    Colorado    Lease          Archdale       North Carolina Lease
Miami          Florida     Lease          Mechanicsburg  Pennsylvania   Lease
Groveland      Florida     Own            Philadelphia   Pennsylvania   Lease
Atlanta        Georgia     Lease          Barnwell       South Carolina Lease
Macor          Georgia     Own            Charleston     South Carolina Own
La Grange      Georgia     Lease          Knoxville      Tennessee      Lease
Bloomington    Indiana     Lease          Tyler          Texas          Lease
Jeffersonville Indiana     Lease          Waco           Texas          Lease
Chesterton     Indiana     Lease          Hortonville    Wisconsin      Lease
Fort Wayne     Indiana     Lease          Green Bay      Wisconsin      Lease

(1) Consisting of warehouse facilities.

The Company leases its headquarters located in Atlanta, Georgia.

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in routine litigation incidental to its business and material litigation that may subject it to significant costs and liabilities. Pending litigation includes actions against the Company, its subsidiaries and certain of its officers and directors. Such material litigation includes the following:

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

On November 16, 2000, Annemarie L. Warren and Paula E. Delawter, Trustees of Transit Trust One ("Transit Trust One"), filed an action in the Superior Court of the Commonwealth of Massachusetts (Civil Action No. 00-5099 A) against the Company and Transit Group Transportation, LLC. This case was removed to the United States District Court for the District of Massachusetts on November 27, 2000 (Case No. 00-CV-12427-PBS). Transit Trust One sought damages for breach of contract, redelivery/replevin, and injunctive relief relating to certain leased equipment including trailers and tractors. On February 5, 2001, the Court entered a Settlement Order of Dismissal providing either party with the right to reopen within ninety days if a settlement was not consummated. Thereafter, Transit Trust One filed a motion to reopen the case. Subsequently, the parties entered into a settlement agreement and Transit Trust One withdrew its motion to reopen the case. On November 13, 2001, Transit Trust One filed an action in the Superior Court of the Commonwealth of Massachusetts against the Company, Transit Group Transportation, LLC and Carroll Fulmer & Co., Inc. alleging a default under certain promissory notes owned to Transit Trust One in the aggregate amount of $4,098,523, together with their attorneys fees and other costs.

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

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

From October 25, 2000, to January 2, 2001 the Company's common stock was traded on the Over the Counter Bulletin Board under the trading symbol "TRGP.OB." Since January 2, 2001, the Company's common stock has been traded on the Pink Sheets. Prior to October 25, 2000, the Company's common stock was traded on the Nasdaq SmallCap Market. The closing sale price for the Company's common stock on October 29, 2001, the last reported sale on the Pink Sheets, was $0.035.

The following table sets forth the range of high and low bid prices for the Company's common stock on the Over the Counter Bulletin Board for the period indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                                  Bid                         Ask
                                                                  ---                         ---
                                                          High           Low           High          Low
                                                          ----           ---           ----          ---
Calendar Year 2000
     Fourth Quarter (since October 24, 2000)..........   $0.375         $0.100        $0.375        $0.100

The following table sets forth the high and low closing sales prices for the Company's common stock as reported by the Nasdaq SmallCap Market for 1999 and through October 24, 2000, the date the Company was delisted from the Nasdaq SmallCap Market.

                                                          Closing Sales Price
                                                          -------------------
                                                         High            Low
                                                         ----            ---
Calendar Year 1999
     First Quarter..................................     $5.25          $3.94
     Second Quarter.................................     $6.75          $4.31
     Third Quarter..................................     $6.69          $3.94
     Fourth Quarter.................................     $4.50          $3.00
Calendar Year 2000
     First Quarter..................................     $3.13          $1.88
     Second Quarter.................................     $2.25          $ .53
     Third Quarter .................................     $1.06          $ .28
     Fourth Quarter (through October 24, 2000) .....     $ .38          $ .16

Shareholders

As of November 1, 2001, there were 373 shareholders of record of the Company's common stock, not including individuals and entities holding shares in street name.

Dividends

The holders of our Series B preferred stock are entitled to receive dividends equal to 10.5% per annum of the outstanding dollar amount invested by the holder. The dividend accrues and is payable in cash at such time as declared by the Board. Each holder of Series B preferred stock has the option to convert such accrued dividend into additional shares of Series B preferred stock of the Company at a $5.00 per share conversion price. The 9.0% per annum dividend to which the holders of the Series A preferred stock are entitled will accrue and be payable in cash at such time as declared by the Board of Directors. However, the credit agreements entered into by the Company with its lenders prohibit the payment of any dividend on any capital stock of the Company until such lenders are repaid in full. Therefore, the Company does not expect to declare or pay any cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

The Company's selected combined financial information set forth below should be read in conjunction with its consolidated financial statements, including the notes thereto. The following statement of operations and balance sheet data have been derived from the Company's audited consolidated financial statements and should be read in conjunction with those statements which are included in this report.

(In thousands, except share data)                                               Year Ended December 31,
                                                                                -----------------------
                                                        2000           1999            1998            1997              1996
                                                        ----           ----            ----            ----              ----
CONSOLIDATED STATEMENTS
 OF OPERATIONS DATA:

Total revenue and other income                       $    504,607    $   355,526    $    177,553    $     34,011   $         -
                                                     ============    ===========    ============    ============   ===========
Operating (loss) income                              $   (181,955)   $    12,964    $      8,892    $      1,378   $      (359)
Interest expense, net                                      13,948          6,853           4,310           1,045             -
                                                     ------------    -----------    ------------    ------------   -----------
(Loss) income from continuing operations                 (195,903)         6,111           4,582             333          (359)
  before income taxes
Income (benefit) taxes                                    (15,972)         1,731          (7,114)             71             -
                                                     ------------    -----------    ------------    ------------   -----------
(Loss) income from continuing operations                 (179,931)         4,380          11,696             262          (359)
Loss from discontinued operations                               -              -               -          (6,114)       (4,790)
Loss on disposal of discontinued operations                     -              -               -          (5,792)            -
                                                     ------------    -----------    ------------    ------------   -----------
Net (loss) income                                        (179,931)         4,380          11,696         (11,644)       (5,149)
Preferred stock dividend requirement                       (2,251)        (1,420)              -            (385)         (429)
                                                     ------------    -----------    ------------    ------------   -----------
Net (loss) income available to common shareholders   $   (182,182)   $     2,960    $     11,696    $    (12,029)  $    (5,578)
                                                     ============    ===========    ============    ============   ===========
Basic (loss) earnings per share:
  (Loss) income from continuing operations           $      (5.64)   $      0.16    $       0.52    $       0.02   $     (0.10)
  Loss from discontinued operations                             -              -               -           (0.55)        (1.27)
  Loss on disposal of discontinued operations                   -              -               -           (0.52)            -
  Preferred stock dividend requirement                      (0.07)         (0.05)              -           (0.03)        (0.11)
                                                     ------------    -----------    ------------    ------------   -----------
  Net (loss) income available to common
   shareholders                                      $      (5.71)   $      0.11    $       0.52    $      (1.08)  $     (1.48)
                                                     ============    ===========    ============    ============   ===========
Diluted (loss) earnings per share:
  (Loss) income from continuing operations           $      (5.64)   $      0.15    $       0.49    $       0.02   $     (0.10)
  Loss from discontinued operations                             -              -               -           (0.55)        (1.27)
  Loss on disposal of discontinued operations                   -              -               -           (0.52)            -
  Preferred stock dividend requirement                      (0.07)         (0.05)               -          (0.03)        (0.11)
                                                     ------------    -----------    ------------    ------------   -----------
Net (loss) income available to common shareholders   $      (5.71)   $      0.10    $       0.49    $      (1.08)  $     (1.48)
                                                     ============    ===========    ============    ============   ===========
CONSOLIDATED BALANCE SHEET DATA:

Working capital (deficit)                            $   (133,456)   $    43,255    $      7,108    $     (5,344)  $    (3,770)
                                                     ============    ===========    ============    ============   ===========
Total assets                                         $    124,627    $   326,414    $    130,527    $     75,055   $     5,820
                                                     ============    ===========    ============    ============   ===========
Long-term debt, capital lease obligations
  and redeemable preferred stock                     $     24,818    $   164,325    $     42,463    $     27,652   $         -
                                                     ============    ===========    ============    ============   ===========
Redeemable common stock                              $      3,675    $     3,675    $      5,115    $      7,452   $         -
                                                     ============    ===========    ============    ============   ===========
Stockholders' (deficit) equity                       $   (104,085)   $    78,097    $     48,156    $     18,717   $     2,013
                                                     ============    ===========    ============    ============   ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following table sets forth items in the Company's Consolidated Statement of Operations for the years ended December 31, 2000, 1999 and 1998 as a percentage of operating revenues.

                                                              Percentage of Operating Revenues
                                                                  Year Ended December 31,
                                                          ---------------------------------------
                                                          2000              1999             1998
                                                          ----              ----             ----
Operating revenues                                       100.0%            100.0%           100.0%
                                                         -----             -----            -----
Operating expenses:
  Purchased Transportation                                44.7%             36.9%            43.6%
  Salaries, wages and benefits                            23.9%             25.8%            22.9%
  Operating supplies and expenses                         12.8%             11.0%             9.2%
  Fuel                                                     9.9%              9.0%             7.3%
  Lease expense-revenue equipment                          5.6%              5.7%             3.4%
  Depreciation and amortization expense                    3.9%              3.9%             4.2%
  General and administrative expense                       3.6%              2.7%             2.8%
  Insurance                                                2.0%              1.4%             1.6%
  Loss on disposition of assets                            1.1%              0.0%             0.0%
  Loss on impairment of goodwill                          22.1%              0.0%             0.0%
  Loss on impairment of fixed assets                       6.5%              0.0%             0.0%
                                                         -----             -----            -----
       Total operating expenses                          136.1%             96.4%            95.0%
                                                         -----             -----            -----
  Operating (loss) income                                -36.1%              3.6%             5.0%
                                                         =====             =====            =====

Year ended December 31, 2000 as compared to year ended December 31, 1999

Total operating revenues. Total operating revenue increased from $355.5 million in 1999 to $504.6 million, or increase of 41.9% in 2000. The increase is due primarily to the full year of revenues for the eight companies acquired by the Company in 1999.

Purchased transportation. Purchased transportation increased from $131.3 million in 1999 to $225.3 in 2000. As a percentage of revenues purchase transportation increased from 36.9% in 1999 to 44.7% in 2000. The increase is primarily from an increase in the number of contractor tractors operated.

Salaries, wages and benefits. Salaries, wages and benefits increased from $91.6 million in 1999 to $120.8 million, or by 31.9% in 2000. Salaries, wages and benefits as a percentage of total operating revenue decreased from 25.8% in 1999 to 23.9% in 2000. The decrease as a percentage of total operating revenue is attributed to the change in fleet mix discussed in the preceding paragraph as well as a decline in the number of non-driver personnel employed.

Operating supplies and expenses. Operating supplies and expenses increased from $39.2 million in 1999 to $64.3 million, or by 64.0%, in 2000. As a percentage of total operating revenue operating supplies and expenses increased from 11.0% in 1999 to 12.8% in 2000. The increase as a percentage of total operating revenue is attributed to the change in fleet mix of company and contractor equipment.

Fuel. Fuel increased from $31.9 million in 1999 to $49.8 million, or by 56.2% in 2000. Fuel as a percentage of total operating revenue increased from 9.0% in 1999 to 9.9% in 2000. Fuel costs have increased by approximately 20% over the prior year, however, these increases are mitigated by fuel surcharges passed on to customers.

Rental expense. Rental expense increased from $20.4 million in 1999 to $28.4 million in 2000, an increase of $8.0 million due to the acquisitions during 1999 and the full year effect of rental expense in 2000.

Depreciation and amortization expense. Depreciation and amortization expense increased from $13.9 million in 1999 to $19.7 million, an increase of $5.8 million, due to the acquisitions during 1999 and the full year effect of the depreciation expense in 2000.

General and administrative expense. General and administrative expense increased from $9.5 million in 1999 to $18.2 million, or by 91.6% in 2000. General and administrative expense as a percentage of total operating revenue increased from 2.7% in 1999 to 3.6% in 2000.

Insurance. Insurance expense increased from $4.8 million in 1999 to $9.9 million, an increase of $5.1 million in 2000. Insurance expense as a percentage of total operating revenue increased from 1.4% in 1999 to 2.0% in 2000. The increase as a percentage of total operating revenue is due to the higher cost of insurance and an increase in cargo related insurance claims.

Impairment charges. The decline in operations, cash flows and market conditions have affected the analysis used to assess the recoverability of goodwill. As a result, management recorded an impairment charge in 2000, in the amount of $111.4 million to write-off all remaining goodwill. Furthermore, the decline in market values for used trucking equipment has affected the analysis used to assess the recoverability of these assets. As a result, management recorded a charge of $29.2 million to reflect fair market values of certain revenue equipment and a charge of $3.8 million to reflect fair market values of certain other assets in 2000.

Operating (loss) income. Operating income decreased from $13.0 million in 1999 to an operating loss of $182.0 million in 2000, primarily as the result of the impairment charges and a difficult operating environment in 2000.

Interest expense. Interest expense increased from $6.9 million in 1999 to $13.9 million, or by 101.4%, in 2000 as a result of increased borrowings to fund operations partially offset by more favorable interest rates and the increased use of contractor equipment.

Income taxes. The Company determines the provision for income taxes using the best estimate of the effective tax rate expected to be applicable for the full fiscal year. As a result of continued operating losses and the Company's inability to generate sufficient cash to meet its obligations, the Company has fully reserved for any future tax benefits associated with current year losses. The difference between the provision for income taxes and the amount that would be expected using the Federal statutory income tax rate of 34% is related to nondeductible goodwill, changes in valuation allowances for deferred taxes, amortization expense, the meal component of per diem expenses paid to drivers, and certain other non-deductible expenses.

Year ended December 31, 1999 as compared to year ended December 31, 1998

Total operating revenues. Total operating revenue increased from $177.6 million in 1998 to $355.5 million, or by 100.2% in 1999. The increase is due primarily to the acquisition of eight companies in 1999 ($123.8 million) and a full year of revenues for those companies acquired in 1998.

Purchased transportation. Purchased transportation increased from $77.3 million in 1998 to $131.3 million or by 69.7% in 1999. As a percentage of total operating revenue, purchased transportation decreased from 43.6% in 1998 to 36.9% in 1999. Changes in the fleet mix from brokerage and contractor tractors to company owned tractors as a result of the acquisitions resulted in the decline in purchase transportation as a percentage of sales.

Salaries, wages and benefits. Salaries, wages and benefits increased from $40.7 million in 1998 to $91.6 million, or by 125.2% in 1999. Salaries, wages and benefits as a percentage of total operating revenue increased from 22.9% in 1998 to 25.8% in 1999. The increase as a percentage of total operating revenue is attributed to the change in revenue mix discussed in the preceding paragraph as well as continued pressure on driver wages and the growth of the Company's corporate services area.

Fuel. Fuel increased from $12.9 million in 1998 to $31.9 million, or by 146.4% in 1999. Fuel as a percentage of total operating revenue increased from 7.3% in 1998 to 9.0% in 1999. In addition to the change in fleet mix, fuel costs have increased approximately 37% over the prior year.

Operating supplies and expenses. Operating supplies and expenses increased from $16.4 million in 1998 to $39.2 million, or by 139.6% in 1999. As a percentage of total operating revenue operating supplies and expenses increased from 9.2% in 1998 to 11.0% in 1999. The increase as a percentage of total operating revenue is attributed to the change in mix of company and contractor equipment.

Insurance. Insurance expense increased from $2.8 million in 1998 to $4.8 million, or by 68.8% in 1999. Insurance expense as a percentage of total operating revenue decreased from 1.6% in 1998 to 1.4% in 1999. The decrease as a percentage of total operating revenue is due to the Company's ability to negotiate more favorable insurance rates because of its larger, more diverse insurance base.

Rental expense. Rental expense increased from $6.1 million in 1998 to $20.4 million in 1999, an increase of 237.4%. Expressed as a percentage of total operating revenue, rental expense increased from 3.4% in 1998 to 5.7% in 1999. The increase is a result of the Company fully utilizing its $50 million operating lease facility.

Depreciation and amortization expense. Depreciation and amortization expense increased from $7.5 million in 1998 to $13.9 million, or by 84.3% in 1999. Depreciation and amortization expense as a percentage of total operating revenue decreased from 4.2% in 1998 to 3.9% in 1999. The decrease as a percentage of total operating revenue is due to the increased use of leased equipment offset by higher levels of goodwill amortization ($1.2 million in 1998 compared with $1.8 million in 1999.)

General and administrative expense. General and administrative expense increased from $4.9 million in 1998 to $9.5 million, or by 94.3% in 1999. General and administrative expense as a percentage of total operating revenue decreased from 2.8% in 1998 to 2.7% in 1999. The decrease as a percentage of total operating revenue is related to the ongoing consolidation of certain accounting, finance, legal and administrative functions in 1999.

Operating income. Operating income increased from $8.9 million in 1998 to $13.0 million, or by 45.8%, in 1999. As a percentage of total operating revenue, operating income declined from 5.0% in 1998 to 3.6% in 1999 as a result of the various factors discussed above.

Interest expense. Interest expense increased from $4.3 million in 1998 to $6.9 million, or by 59.0% in 1999 as a result of increased borrowings to fund acquisitions offset by more favorable interest rates and the increased use of leased equipment. Expressed as a percentage of total operating revenue interest expense declined from 2.4% in 1998 to 1.9% in 1999.

Income taxes. In 1998, the Company recognized the future value of net operating loss carryforwards by reducing the valuation allowance in the amount of approximately $7.5 million. Due to non-deductible goodwill, and the non-deductible portion of per diems paid to drivers the Company has incurred a tax rate of approximately 50% (before the utilization of any net operating losses.) In the first quarter of 2000, the Company discontinued per diems. As a result, its tax rate is expected to decline in 2000. In 1999, as a result of changes in Federal tax laws, the Company reduced the valuation allowance for net operating loss carryforwards and recognized a benefit of $2.7 million. The Company recognized this benefit effective June 30, 1999 and restated its second quarter 1999 financial information.

Liquidity and Capital Resources

During 2000, the Company incurred an operating loss of approximately $182.0 million. This loss is primarily attributable to the impairment of all of the Company's goodwill and other intangible assets, an impairment in the Company's fleet, reduced shipper demand, difficulties in efficiently integrating the Company's acquisitions and rising fuel prices, among other factors. Late in the third quarter of 2000 and continuing into the second quarter of 2001, the Company experienced severe cash flow difficulties, which combined with the factors noted above, resulted in violations of the debt covenants under all of the Company's credit facilities and many of its lease agreements. In April 2001, the Company restructured all of its debt, as more fully described in Note 15 of the notes to consolidated financial statements. As of the date of this report, the Company was not in compliance with its new credit facilities, accordingly the lenders are entitled to require immediate repayment of all outstanding amounts.

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

Net cash provided by operating activities was $15.1 million in 2000 as compared to $7.5 million cash used in operating activities in 1999. The increase is primarily attributable to an increase in accounts payable, a reduction in accounts receivable, a reduction in other assets and an increase in depreciation and amortization. The net loss of $182.0 million was primarily attributable to non-cash charges for impairments of goodwill and fixed assets that amounted to $144.4 million.

Net cash provided by investing activities was $0.4 million in 2000 as compared to $25.1 million cash used in investing activities in 1999. The increase is primarily due to a reduction in business combinations of $28.4 million and partially offset by a reduction in disposition proceeds.

Net cash used in financing activities was $13.3 million in 2000 as compared to $32.7 million cash provided by financing activities in 1999. The decrease is primarily due to net increase in repayments of long-term debt of $23.0 million and a reduction from issuance of preferred stock of $24.7 million, partially offset by a reduction in stock redeemed and dividends paid.

In 1999, the Company entered into a $150 million credit facility which replaced the existing $35 million revolving credit and term facility. The Company was not in compliance with payment and other covenants and provisions of this $150 million facility from December 31, 1999 through April 19, 2001 when the

Reorganization was completed. In accordance with the requirements of generally accepted accounting principles, this debt was classified as a current liability.

In the Reorganization on April 19, 2001, the Company modified or significantly changed the terms of virtually all of its capital leases, equipment notes and operating leases (the "Equipment Obligations") which approximate $120 million on April 19, 2001. As a result of the Company's continued operating losses, it had not made payments on the Equipment Obligations from September, 2000 through March, 2001. Accordingly, virtually all of the Equipment Obligations were in default on December 31, 2000 until the Reorganization. The Company classified all of these obligations as current as of December 31, 2000.

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

In connection with the Reorganization, the Company agreed with GE Capital to convert currently payable dividends accrued from June 2000 through January 31, 2001 in an aggregate amount of approximately $1.875 million into 375,000 shares of the Company's Series B preferred stock. All dividends accruing after January 31, 2001 will accrue and will be paid in cash at such time as declared by the Board of Directors. However, the loan agreements the Company entered into with certain of its lenders in connection with the Reorganization prohibit the payment of any dividend until such lenders are repaid in full. Therefore, the Company does not expect to declare or pay any dividends in the foreseeable future.

Both the Series A preferred stock held by GE Capital and the Series B preferred stock issued in the Reorganization are redeemable at the option of the holder. The holders of each series of preferred stock will be entitled to require the Company to redeem their shares of preferred stock, at a redemption price equal to the purchase price plus all accrued and unpaid dividends per share, in an amount of up to one-third of the number of shares of preferred stock originally issued, on or after October 19, 2005 up to two-thirds of such amount on or after October 19, 2006, and up to all such shares on or after October 19, 2007. In the case of Series A preferred stock, such redemption rights shall expire October 19, 2010, and in the case of Series B preferred stock, such redemption rights shall expire October 19, 2008. In addition, at any time upon the occurrence of certain mergers, sales of assets or change of control of the company, the Company will redeem all of the outstanding shares of Series A and Series B preferred stock. However, the loan agreements the Company entered into with certain of its lenders in connection with the Reorganization prohibit the redemption of any of the Company's stock until such lenders are repaid in full. Therefore, the Company does not expect to redeem any of the Series A or Series B preferred stock in the foreseeable future.

Redemption Rights for Selling Shareholders in Acquisitions

In connection with certain 1997 acquisitions, the Company granted the selling shareholders the right to require the Company to redeem a portion of the shares received in exchange for selling their businesses to the Company. The dollar amount of stock subject to mandatory redemption aggregated approximately $8.1 million upon acquisition of those companies.

On May 24, 2000, the holders of redemption rights for $3.6 million or 865,608 shares of the Company's common stock (the "Holders") exercised their redemption rights. The Holders' redemption rights obligated the Company and its Chairman, jointly, to purchase 865,608 shares of common stock from the Holders at a price of $3.60 per share. The purchase price of $3.6 million was reduced to reflect the return of 138,999 shares by one of the Holders, Carroll A. (Tony) Fulmer, to the Company in consideration of the forgiveness of all principal and interest accrued under his promissory note to the Company in the original principal amount of $500,000. The remaining $3.1 million, together with interest accrued thereon at a rate of 10.5% per annum, will be paid in twenty-nine monthly installments of $100,000 each and one final payment of $83,481. Each payment shall be allocated among the Holders and bear interest at 10.5%.

The obligations of the Chairman to purchase the stock from the Holders, to the extent the Company does not do so over such period, has been limited to $1.8 million and shall be further reduced by the principal amount of each installment payment by the Company after such payments have reduced the purchase price to $1.8 million. Therefore, as of the date of this report, the Chairman's stock purchase obligation has been reduced to $1.8 million, and will be further reduced as each installment is paid by the Company as well as any prepayments made by the Company after such installments have reduced the purchase price to $1.8 million.

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

In addition to inflation, fluctuations in fuel prices can affect profitability. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. In the fourth quarter of 1999, fuel prices escalated rapidly and have remained high throughout 2000. This has increased the Company's cost of operating.

Seasonality

The Company experiences some seasonal fluctuations in freight volume. Historically, its shipments decrease during the winter months. In addition, the Company's operating expenses historically have been higher in the winter months due to decreased fuel efficiency and increased maintenance costs for revenue equipment in colder weather. The Company's operating revenue and net earnings may vary as a result of seasonal factors, and accordingly, results of operations are subject to fluctuation, and results in any period should not be considered indicative of the results to be expected for any future period.

Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company adopted SFAS 133 on January 1, 2001. There was no material effect on consolidated results of operations, financial position, cash flows or stockholders' deficit upon adoption of SFAS 133.

In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. During the year ended December 31, 2000, the Company determined that goodwill relating to previous acquisitions was impaired and recorded a charge of $111.4 million to write-off all remaining goodwill. The Company expects no material adverse effect on consolidated results of operations, financial position, cash flows or stockholders' deficit upon adoption of SFAS No. 142.

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

As discussed in Note 3 to the consolidated financial statements, the Company has suffered a substantial operating loss, has negative working capital, and is not in compliance with its credit facilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

      . places the Company at a competitive disadvantage compared to competitors that have less debt; and

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

The Company has been negatively impacted by the ongoing attempts to restructure the Company's finances.

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

The Company did not file with the Securities and Exchange Commission the required Form 10-Q, due November 14, 2000, timely or this Form 10-K timely. The Company has not filed the required Form 10-Q's, that were due on May 15, 2001, August 14, 2001 and November 14, 2001. As a result, the Company's shareholders may not currently sell their stock under Rule 144 of the Securities Act of 1933. Since the Company is not current in its filing requirements the Securities and Exchange Commission may take such action against the Company that it deems appropriate. In addition, the Company may be subject to shareholder litigation as a result of the Company's failure to remain current in its filings with the Securities and Exchange Commission.

The market price of the Company's common stock has been highly volatile.

There is currently little or no public market for the Company's common stock. The Company's shares were listed on the NASDAQ SmallCap Market but were delisted on October 25, 2000 and its shares are now quoted on the "pink sheets" published by Pink Sheets, LLC. There is very little trading volume in the Company's stock. The market price of the Company's common stock declined substantially in 2000 and remains highly volatile. Changes in market valuations of other companies in the motor carrier industry and general market and economic conditions could further affect the market price of the Company's common stock.

Trading in securities quoted in the pink sheets is often more sporadic than trading in securities listed on an exchange or on the Nasdaq National Market System. The Company believes it is unlikely that the Company will ever relist its common stock with the NASDAQ National Market or the NASDAQ SmallCap Market.

The Company's common stock is a "penny stock," because it is not listed on an exchange and trades at less than $5.00 per share. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Consequently, the penny stock rules may make it difficult for the Company's shareholders to sell their shares of the Company's common stock.

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

The agreements governing the Company's new credit facility with Congress and the restated credit agreement with the Company's prior lender as well as the purchase agreement the Company entered into in connection with the sale of the Series A preferred stock and Series B preferred stock impose significant operating and financial restrictions on the Company. The terms of any other financings the Company may obtain may do so as well. These restrictions substantially limit or prohibit the Company from taking various actions, including incurring additional debt, making investments, paying dividends to the Company's shareholders, creating liens, selling assets, engaging in mergers and consolidations, repurchasing or redeeming capital stock and capitalizing on business opportunities. If the Company fails to comply with the covenants (at November 10, 2001, the Company was in violation of several of the covenants) and restrictions in the Company financing agreements, the Company will be in default under such agreements even if the Company is able to make payments on its debt.

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

The Company is involved in material litigation that may subject the Company to significant costs and liabilities. See Part I, Item III "Legal Proceedings."

The Company faces significant competition from trucking companies in the markets the Company serves.

The motor carrier industry is highly competitive and subject to pressures from major business cycles. The Company believes that competition in the motor carrier industry is based primarily on service and efficiency. The Company competes with many companies located in the market areas it serves.

The shipping requirements of "just-in-time" inventory systems demand geographically diverse companies with well-developed tracking and dispatching information systems. The Company anticipates that the motor carrier industry will continue to consolidate and remain extremely competitive for both customers and qualified personnel and that the Company's current size and anticipated growth will allow it to participate in the consolidating motor carrier industry. However, there is significant disparity in the Company's revenues and financial resources and those of the largest trucking companies. The Company may be unable to maintain its growth.

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

The Company's difficulty in hiring drivers may have a material adverse effect on its business.

The long-haul motor carrier industry has experienced problems in hiring qualified, experienced drivers. The availability of drivers is an important factor in the Company's ability to serve its customers. Commercial driver license and drug testing requirements have contributed to a nationwide driver shortage and competition for drivers is intense. The Company has periodically experienced driver shortages in certain geographical areas. The Company may be unable to employ a sufficient number of drivers from time to time to meet customer shipment demands, resulting in loss of revenue. Any shortage of qualified drivers would have an adverse effect on the Company's business, financial condition and results of operations.

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

The Company depends on key personnel.

The loss of any of the Company's executive officers, including its Chief Executive Officer, Philip A. Belyew, the Company's Chief Operating Officer, James G. Overley, or other key financial and strategic personnel could have a material adverse effect upon the Company's business, operating results and financial condition. The Company's success depends largely on the efforts and abilities of the Company's key personnel.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to market risk from changes in interest rates and fuel prices. The Company manages its exposure to these market risks through its regular operating and financing activities and may utilize fuel forward purchase commitments, though no agreements were in place during 2000.

Interest Rate Risk

The fair value of the Company's cash and cash equivalents at December 31, 2000 approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

The Company has no material future earnings or cash flow exposures from changes in interest rates related to the Company's equipment obligations, as these long-term debt obligations have fixed rates. The fair value of the Company's long-term debt, including current maturities, approximated carrying value at December 31, 2000. A hypothetical 10% increase in the interest rates on the Company's credit facility for a duration of one year would have an impact on interest expense and cash flows in 2001 of approximately $0.9 million.

Commodity Price Risk

The Company may use forward purchase commitments to reduce the exposure to fluctuations in fuel prices by entering into short-term fuel price agreements for the actual delivery of fuel. These forward purchase commitments have the effect of locking in for specified periods the price the Company will receive for the fuel volumes to which the forward purchase commitment relates. As a result, while these forward purchase commitments are structured to reduce the Company's exposure to increases in the price of fuel, they also limit the benefit the Company might otherwise have received from any price decreases associated with the fuel volumes. At December 31, 2000, the Company did not have any outstanding forward purchase commitments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO FINANCIAL STATEMENTS OF THE COMPANY                               Page

Report of Independent Accountants.........................................  23
Consolidated Balance Sheets as of December 31, 2000 and 1999..............  24
Consolidated Statements of Operations for the Years
  Ended December 31, 2000, 1999 and 1998..................................  25
Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2000, 1999 and 1998..................................  26
Consolidated Statements of Changes in Total Non Redeemable
  Preferred Stock, Common Stock and Other Stockholder's Equity for
  the Years Ended December 31, 2000, 1999 and 1998........................  27
Notes to Financial Statements.............................................  28



                       Report of Independent Accountants



To the Board of Directors and Stockholders of Transit Group, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 8 on page 23 present fairly, in all material respects, the financial position of Transit Group, Inc. (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered a substantial operating loss, has negative working capital, and is not in compliance with its credit facilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Atlanta, Georgia
October 18, 2001

                              Transit Group, Inc.
                          Consolidated Balance Sheets
                                (In thousands)

                                                                                                 December 31,
                                                                                          -----------------------------
                                                                                             2000               1999
                                                                                          ----------        -----------
              ASSETS
Current assets:
 Cash and cash equivalents                                                                $    4,443        $     2,156
 Accounts receivable (net of allowances of $4,789 and $3,441)                                 56,466             71,543
 Other current assets                                                                          5,854             10,259
 Refundable income taxes                                                                           -              4,210
 Deferred income taxes                                                                             -              9,655
                                                                                          ----------        -----------
  Total current assets                                                                        66,763             97,823

Noncurrent assets:
 Property, equipment, and capitalized leases                                                  56,529            114,718
 Goodwill                                                                                          -            112,197
 Other assets                                                                                  1,335              1,676
                                                                                          ----------        -----------
  Total noncurrent assets                                                                     57,864            228,591
                                                                                          ----------        -----------
  Total assets                                                                            $  124,627        $   326,414
                                                                                          ==========        ===========

              LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
 Accounts payable                                                                         $   17,871        $    11,043
 Bank overdrafts                                                                               2,984              2,856
 Accrued expenses and other current liabilities                                               28,873             16,679
 Long-term obligations under capital leases classified as current                                  -              1,586
 Long-term debt classified as current                                                        150,491             22,404
                                                                                          ----------        -----------
  Total current liabilities                                                                  200,219             54,568

Noncurrent liabilities
 Long-term obligations under capital leases                                                        -              1,952
 Long-term debt                                                                                    -            137,578
 Other liabilities                                                                                 -                267
 Deferred income taxes                                                                             -             25,482
                                                                                          ----------        -----------
  Total noncurrent liabilities                                                                     -            165,279
                                                                                          ----------        -----------
  Total liabilities                                                                          200,219            219,847
                                                                                          ----------        -----------
Redeemable common stock                                                                        3,675              3,675

Redeemable preferred stock                                                                    24,818             24,795

Non redeemable preferred stock, common stock and other
 stockholders' (deficit) equity:
  Preferred stock, no par value, 20,000,000 and 5,000,000 shares
   authorized, none outstanding                                                                    -                  -
  Common stock, $.01 par value, 100,000,000 shares
  authorized, 31,974,780 shares issued and outstanding                                           320                320
  Additional paid-in capital                                                                  94,565             94,565
  Accumulated deficit                                                                       (198,970)           (16,788)
                                                                                          ----------        -----------
  Total non redeemable preferred stock, common stock and other
   stockholders' (deficit) equity                                                           (104,085)            78,097
                                                                                          ----------        -----------
  Total liabilities and stockholders' (deficit) equity                                    $  124,627        $   326,414
                                                                                          ==========        ===========


 The accompanying notes are an integral part of these consolidated financial statements.

                              Transit Group, Inc.
                     Consolidated Statements of Operations
                       (In thousands, except share data)

                                                                                 Year Ended December 31,
                                                                 -------------------------------------------------------
                                                                     2000                  1999                  1998
                                                                 ------------           -----------          -----------
Operating revenues                                               $    504,607           $   355,526          $   177,553
                                                                 ------------           -----------          -----------
Operating expenses:
   Purchased Transportation                                           225,341               131,296               77,372
   Salaries, wages and benefits                                       120,846                91,574               40,670
   Operating supplies and expenses                                     64,344                39,187               16,670
   Fuel                                                                49,776                31,862               12,932
   Lease expense-revenue equipment                                     28,415                20,436                6,057
   Depreciation and amortization expense                               19,738                13,856                7,518
   General and administrative expense                                  18,221                 9,549                4,914
   Insurance                                                            9,922                 4,802                2,845
   Loss on disposition of assets                                        5,539                     -                    -
   Loss on impairment of goodwill                                     111,420                     -                    -
   Loss on impairment of fixed assets                                  33,000                     -                    -
                                                                 ------------           -----------          -----------
       Total operating expenses                                       686,562               342,562              168,661
                                                                 ------------           -----------          -----------
Operating (loss) income                                              (181,955)               12,964                8,892
   Interest expense, net                                               13,948                 6,853                4,310
(Loss) income before income tax expense                              (195,903)                6,111                4,582
   Income tax (benefit) expense                                       (15,972)                1,731               (7,114)
                                                                 ------------           -----------          -----------
Net (loss) income                                                    (179,931)                4,380               11,696

Preferred stock dividends                                              (2,251)               (1,420)                   -
                                                                 ------------           -----------          -----------
Net (loss) income available to common
   shareholders                                                  $   (182,182)          $     2,960          $    11,696
                                                                 ============           ===========          ===========
Basic (loss) earnings per common share                           $      (5.71)          $      0.11          $      0.52
                                                                 ============           ===========          ===========
Diluted (loss) earnings per common share                         $      (5.71)          $      0.10          $      0.49
                                                                 ============           ===========          ===========
Weighted average number of common shares used in
   computation of basic (loss) earnings per share                  31,907,256            28,048,889           22,391,142
                                                                 ============           ===========          ===========
Weighted average number of common shares used in
   computation of diluted (loss) earnings per share                31,907,256            28,904,089           23,646,073
                                                                 ============           ===========          ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                              Transit Group, Inc.
                     Consolidated Statements of Cash Flow
                                (In thousands)


                                                                                             Year Ended December 31,
                                                                           -------------------------------------------------------
                                                                                 2000                1999                 1998
                                                                           --------------      ---------------       -------------
Cash flows from operating activities:
 Net (loss) income                                                          $   (179,931)        $       4,380        $     11,696

Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation and amortization                                                  19,738                13,856               7,518
   Deferred  income taxes                                                        (15,827)                1,138              (7,666)
   Loss (gain) on disposition of assets                                            5,539                     -                   -
   Loss on impairment of goodwill                                                111,420                     -                   -
   Loss on impairment of fixed assets                                             33,000                     -                   -
   Bad debt expense                                                                3,093                   390                   -
 Changes in assets and liabilities:
     Accounts receivable                                                          11,984               (17,009)             (2,797)
     Other assets                                                                  8,615                (4,184)                162
     Accounts payable and accrued expenses                                        17,147                (5,091)               (471)
     Other                                                                           341                  (964)                (36)
                                                                           -------------       ---------------      --------------

     Net cash provided by (used in) operating activities                          15,119                (7,484)              8,406
                                                                           -------------       ---------------      --------------

Cash flows from investing activities:
   Business combinations, net of cash acquired                                         -               (28,413)             (3,812)
   Proceeds from disposal of equipment                                            12,162                24,259              15,044
   Purchase of equipment                                                         (11,731)              (21,553)             (7,067)
   Collection of shareholder loan                                                    258                     -                   -
   Other, net                                                                       (267)                  608                  82
                                                                           -------------       ---------------      --------------
     Net cash provided by (used in) investing activities                             422               (25,099)              4,247
                                                                           -------------       ---------------      --------------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock                                          23                24,795                   -
   Repayment of long-term debt and capital lease obligations                     (40,236)             (118,025)            (30,485)
   Issuance of long-term debt and capital lease obligations                       27,207               128,882              17,799
   Issuance of short-term debt                                                         -                     -                 606
   Increase (decrease) in bank overdrafts                                            128                  (236)                657
   Stock redeemed and retired                                                          -                (1,548)                  -
   Dividends paid on preferred stock                                                (376)               (1,420)                  -
   Stock options exercised                                                             -                   271                   -
                                                                           -------------       ---------------       -------------

     Net cash (used in) provided by financing activities                         (13,254)               32,719             (11,423)
                                                                           -------------       ---------------       -------------

(Decrease) increase in cash and cash equivalents                                   2,287                   136               1,230
Cash and cash equivalents, beginning of period                                     2,156                 2,020                 790
                                                                           -------------       ---------------       -------------

Cash and cash equivalents, end of period                                    $      4,443         $       2,156        $      2,020
                                                                           =============       ===============       =============

Supplemental cash flow information:
   Cash paid during the period for interest                                 $     11,194         $       6,252        $      3,917
                                                                           =============       ===============       =============

Business combinations:
   Fair value of assets acquired                                            $          -         $     177,846        $     57,055
   Fair value of liabilities assumed                                                   -              (122,766)            (37,141)
   Common stock issued                                                                 -               (26,628)            (15,413)
                                                                           -------------       ---------------       -------------
     Net Cash Payments                                                      $          -         $      28,452        $      4,501
                                                                           =============       ===============       =============

      The accompanying notes are an integral part of these consolidated financial statements.

                              Transit Group, Inc.
          Consolidated Statements of Changes in Total Non Redeemable Preferred Stock, Common Stock and Other Stockholders' (Deficit) Equity
                                (In thousands)

                                                                                                                      Total
                                                             Note receivable                                      stockholders'
                                   Preferred     Common          secured          Additional      Accumulated       (deficit)
                                     stock       stock          by stock        paid-in capital     deficit          equity
                                 ------------  -----------   ---------------   ----------------  -------------   ---------------
Balance at December 31, 1997      $        -    $     186     $       (675)      $      50,651     $  (31,444)     $      18,718
Stock retired                              -            -                -                (109)             -               (109)
Exercise of stock options                  -            -                -                 155              -                155
Accrued interest                           -            -              (54)                  -              -                (54)
Stock issued for acquisitions              -           30                -              15,383              -             15,413
Stock subject to redemption                -            6                -               2,331              -              2,337
Net income                                 -            -                -                   -         11,696             11,696
                                  ----------    ---------     ------------       -------------     ----------      -------------

Balance at December 31, 1998               -          222             (729)             68,411        (19,748)            48,156
Exercise of stock options                  -            -                -                 271              -                271
Accrued interest                           -            -              (41)                  -              -                (41)
Preferred stock dividends                  -            -                -                   -         (1,420)            (1,420)
Redemption of non recourse note            -           (1)             770                (769)             -                  -
Stock returned to settle
  contingencies and retired                -           (4)               -              (1,544)             -             (1,548)
Stock issued to affiliate of
  Chairman                                 -            1                -                 230              -                231
Stock issued for acquisitions              -           98                -              26,530              -             26,628
Stock subject to redemption                -            4                -               1,436              -              1,440
Net income                                 -            -                -                   -          4,380              4,380
                                  ----------    ---------     ------------       -------------     ----------      -------------

Balance at December 31, 1999               -          320                -              94,565        (16,788)            78,097
Preferred stock dividends                  -            -                -                   -         (2,251)            (2,251)
Net loss                                   -            -                -                   -       (179,931)          (179,931)
                                  ----------    ---------     ------------       -------------     ----------      -------------

Balance at December 31, 2000      $        -    $     320     $          -       $      94,565     $ (198,970)     $    (104,085)
                                  ==========    =========     ============       =============     ==========      =============

       The accompanying notes are an integral part of these consolidated financial statements.

                               TRANSIT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


1.   Basis of Presentation

Transit Group, Inc. ("Transit Group" or the "Company") is a Florida corporation engaged, through subsidiaries, in the short and long haul transportation services business.


2.   Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and balances have been eliminated.

Reclassifications - Certain prior year data has been reclassified to conform with presentation in 2000. These reclassifications had no effect on previously reported net loss, stockholders' equity or net cash flows.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - All freight revenue and related costs are recognized in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Consensus 91-9 which requires that revenues be allocated between reporting periods based on the relative transit time in each reporting period with expenses recognized as incurred.

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments that are readily convertible into cash, and which present minimal risk of changes in value because of changes in interest rates, to be cash equivalents.

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

Equipment - Equipment is stated at historical cost, (except for equipment obtained in connection with the Company's business acquisitions which is stated at fair market value on the date of acquisition) net of accumulated depreciation and amortization. Except for life extending repair costs (such as engine overhauls), all equipment maintenance and repair costs are charged to operating expense as incurred. The Company periodically reviews the value of its equipment to determine if an impairment has occurred. The Company determines the potential impairment of its equipment by the undiscounted value of expected future operating cash flows in relation to the carrying value of the equipment. See Note 6 for additional discussion on impairment of long lived assets. Depreciation is provided using the straight-line method over the estimated useful life of the asset. Leased equipment is amortized over varying periods not in excess of the estimated useful life of the asset or lease term depending on the type of capital lease. Gain or loss upon retirement or disposal of equipment is recorded as income or expense. The ranges of depreciable lives used for financial reporting purposes are:

                                                                 Years
     Autos, tractors, trailers and life extending repairs       2 to 10
     Office equipment and furniture                             3 to 10
     Terminal equipment                                         3 to 10
     Buildings and improvements                                10 to 20

Goodwill - Goodwill, representing the excess of cost over fair value of net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight-line method over 40 years. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company determines the potential impairment of recorded goodwill by the undiscounted value of expected future operating cash flows in relation to its net capital investment in the acquired business. If an impairment were determined to exist, goodwill would be written down to fair market value. See
Note 6 for additional discussion of impairment of goodwill. Amortization expense was $0.8 million, $1.8 million, and 1.0 million, in 2000, 1999 and 1998, respectively. Accumulated amortization was $3.0 million at December 31, 1999.

Income Taxes - Deferred tax liabilities or assets are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

Insurance and Other Claims - Losses resulting from claims for personal injury, property damage, cargo loss and damage, and other sources are covered by insurance, subject to deductibles. Losses resulting from uninsured claims are recognized when such losses are known and estimable.

Comprehensive Income - The Company has no items of other comprehensive income at December 31, 2000, 1999 and 1998.

Business Segments - Management views the Company as operating in a single segment.

Earnings Per Share - Basic earnings (loss) per share excludes dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock (common stock equivalents). Diluted earnings per share is calculated by dividing net earnings (loss) available to common shareholders by the sum of the weighted average number of common shares outstanding and dilutive common stock equivalents during each reporting period. Common stock equivalents are excluded from the diluted calculation if a net loss was incurred for the period, as the results would be anti-dilutive.

The computation of basic and diluted earnings (loss) per share is shown in the table below:

(Dollars in thousands, except per share amounts)

                                                                                   Year Ended December 31,
                                                                      -----------------------------------------------
                                                                          2000             1999               2000
                                                                      -----------       -----------       -----------
Numerator:
Net (loss) income                                                     $  (179,931)      $     4,380       $    11,696

Preferred stock dividends                                                  (2,251)           (1,420)                -
                                                                      -----------       -----------       -----------

Net (loss) income available to common shareholders                    $  (182,182)      $     2,960       $    11,696
                                                                      ===========       ===========       ===========

Weighted average number of shares:
Denominator:
     Basic:
          Weighted average common shares outstanding                   31,907,256        28,048,889        22,391,142
                                                                      -----------       -----------       -----------

     Diluted:
          Weighted average common shares outstanding                   31,907,256        28,048,889        22,391,142
          Common stock equivalents resulting from
            assumed exercise of stock options and warrants                      -           855,200         1,254,931
                                                                      -----------       -----------       -----------

                                                                       31,907,256        28,904,089        23,646,073
                                                                      ===========       ===========       ===========

Basic (loss) earnings per common share:

   Net (loss) income available to common shareholders                 $    (5.71)       $      0.11       $      0.52
                                                                      ===========       ===========       ===========

Diluted (loss) earnings per common share:

   Net (loss) income available to common shareholders                 $     (5.71)      $      0.10       $      0.49
                                                                      ===========       ===========       ===========

Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company adopted SFAS 133 on January 1, 2001. There was no material effect on consolidated results of operations, financial position, cash flows or stockholders' deficit upon adoption of SFAS 133.

In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. During the year ended December 31, 2000, the Company determined that goodwill relating to previous acquisitions was impaired and recorded a charge of $111.4 million to write-off all remaining goodwill. The Company expects no material adverse effect on consolidated results of operations, financial position, cash flows or stockholders' deficit upon adoption of SFAS No. 142.

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

3.   Financial Results and Liquidity

During 2000, the Company incurred an operating loss of approximately $182.0 million. This loss is primarily attributable to the impairment of all of the Company's goodwill and other intangible assets, an impairment in the Company's fleet, reduced shipper demand, difficulties in efficiently integrating the Company's acquisitions and rising fuel prices, among other factors. Late in the third quarter of 2000 and continuing into the third quarter of 2001, the Company experienced severe cash flow difficulties, which combined with the factors noted above, resulted in violations of the debt covenants under all of the Company's credit facilities and many of its lease agreements. In April 2001, the Company restructured all of its debt, as more fully described in Note 15. As of the date of this report, the Company was not in compliance with its new credit facilities, accordingly the lenders are entitled to require immediate repayment of all outstanding amounts.

In response to these problems, the Company has developed an action plan which contemplates, among other actions, certain new senior management, reduction in the size of the Company's fleet and number of terminals, effective and efficient integration of the Company's acquisitions and reductions in the amount of fixed costs. The Company faces several significant challenges, including declining economic conditions, competition from larger and financially stronger trucking firms, and uncertainties with respect to the availability of credit. There can be no assurance that management will be able to successfully implement the action plan, or that those actions will be sufficient. In the event additional corrective actions are required, the Company will consider further reductions in its fleet, terminals, and sales of its businesses.

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

Both the Series A preferred stock held by GE Capital and the Series B preferred stock issued in the Reorganization are redeemable at the option of the holder. The holders of each series of preferred stock will be entitled to require the Company to redeem their shares of preferred stock, at a redemption price equal to the purchase price plus all accrued and unpaid dividends per share, in an amount of up to one-third of the number of shares of preferred stock originally issued, on or after October 19, 2005, up to two-thirds of such amount on or after October 19, 2006, and up to all such shares on or after October 19, 2007. In the case of Series A preferred stock, these redemption rights will expire October 19, 2010, and, in the case of Series B preferred stock, such redemption rights shall expire October 19, 2008. In addition, at any time upon the occurrence of certain mergers, sales of assets or change of control of the Company, the Company will redeem all of the outstanding shares of Series B preferred stock. However, loan agreements entered into by the Company with certain of its lenders in connection with the Reorganization prohibit the redemption of any stock of the Company until such lenders are repaid in full. Therefore, the Company does not expect to redeem any of the Series A or Series B preferred stock in the foreseeable future.

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

6.   Impairment of Goodwill and Long-Lived Assets

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

In July 1998, the Company purchased all of the issued and outstanding stock of two Canadian numbered companies, which together own 100% of the outstanding stock of Network Transport, Ltd. a Toronto, Canada based trucking company. The Company made a cash payment of $.25 million and issued 191,491 shares of the Company's common stock in exchange for all of the issued and outstanding shares of the two numbered companies.

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

The unaudited pro forma financial information for 1999 reflects the Company's operations as if all of the acquisitions took place on January 1, 1999. The following adjustments were made to the historical financial statements of the acquired companies prior to acquisition:

      . Depreciation expense was reduced due to changes in depreciation policies and estimated lives;
      . Amortization of goodwill incurred in connection with the acquisitions has been recorded;
      . Lease expense incurred in connection with certain sale-leaseback transactions has been recorded;
      . Interest costs for the cash portion of the acquisition costs has been recorded;
      . Interest costs of the acquired companies have been adjusted to reflect financing costs; and
      . The provision for income taxes has been calculated using the estimated annual tax rate.

  Unaudited Pro Forma Condensed Statement of Operations
  Year Ended December 31, 1999 is as follows:
  (In thousands except share data)

                                                                                 1999
                                                                               ---------
    Revenues                                                                   $ 493,968

    Net (loss) income                                                              4,564

    Preferred stock dividend requirement                                          (1,420)
                                                                               ---------
    (Loss) income available to common shareholders                             $   3,144
                                                                               =========

    (Loss) income per basic commons share                                      $    0.10

    (Loss) income per diluted commons share                                    $    0.10

    Weighted average number of basis common shares outstanding                    31,888

    Weighted average number of diluted common shares outstanding                  32,743

8.  Income Taxes

The (benefit) provision for income taxes consisted of the following:

                                                                            Year Ended December 31,
                                                            -------------------------------------------------------
                                                                 2000                1999                1998
                                                            ---------------     ---------------     ---------------
Current:
 Federal                                                    $          (145)    $           189     $           145
 Foreign                                                                  -                  34                  13
 State                                                                    -                 370                 394
                                                            ---------------     ---------------     ---------------

   Total current                                                       (145)                593                 552

Deferred:
 Federal                                                            (13,766)                643              (7,190)
 Foreign                                                               (661)                 99                   -
 State                                                               (1,400)                396                (476)
                                                            ---------------     ---------------     ---------------

   Total deferred                                                   (15,827)              1,138              (7,666)

   (Benefit) provision for income taxes                     $       (15,972)    $         1,731     $        (7,114)
                                                            ===============     ===============     ===============

The components of the net deferred tax liability are as follows:

                                                                  Year Ended December 31,
                                                            -----------------------------------
                                                                  2000                1999
                                                            ---------------     ---------------
Depreciation                                                $        16,200     $        27,232
Net operating loss and credits                                      (23,237)             (9,994)
Bad debt expense                                                     (1,843)               (919)
Accrued expenses                                                       (319)             (1,502)
Other                                                                (4,723)               (108)
                                                            ---------------     ---------------
                                                                    (13,922)             14,709
Valuation allowance                                                  13,922               1,118
                                                            ---------------     ---------------

   Net deferred income tax liability(asset)                 $             -     $        15,827
                                                            ===============     ===============

The difference between the provision for income taxes and the amounts that would be expected using the Federal statutory income tax rate of 34% is explained below.

                                                                            Year Ended December 31,
                                                            -------------------------------------------------------
                                                                 2000                1999                1998
                                                            ---------------     ---------------     ---------------
Tax at federal statutory rate                               $       (68,068)    $         2,078     $         1,558
Effect of valuation allowance                                        12,804              (2,671)             (9,710)
Nondeductible expenses                                               46,876               1,903               1,080
State taxes, net                                                     (6,923)                288                 (54)
Foreign tax                                                            (661)                133                  12
                                                            ---------------     ---------------     ---------------

Net (benefit) provision for income taxes                    $       (15,972)    $         1,731     $        (7,114)
                                                            ===============     ===============     ===============

At December 31, 2000, the Company has approximately $60 million of federal and state net operating loss carry-forwards potentially available to offset taxable income, which expire during the years 2007 to 2020. SFAS 109, "Accounting for Income Taxes", requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. During 2000, the Company determined the valuation allowance against the net deferred tax asset should be increased by $12.8 million.

9.  Property, Equipment and Capitalized Leases


                                                           December 31,
                                                    -----------------------
                                                       2000          1999
                                                    ---------     ---------
Property, equipment and capitalized leases:
  Land                                              $    728      $   1,083
  Buildings                                            3,759          3,734
  Revenue equipment                                   62,896        112,472
  Other                                               18,109         17,853
                                                    --------      ---------

    Total                                             85,492        135,142
  Less accumulated depreciation                       28,963         20,424
                                                    --------      ---------

    Property, equipment and
      capitalized leases, net                       $ 56,529      $ 114,718
                                                    ========      =========

Depreciation expense related to property, equipment and capitalized leases was $18.9 million, $12.1 million and $6.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. See Note 6 for discussion on impairment of long-lived assets.

10.  Indebtedness and Lease Commitments

Total long-term debt, less current maturities includes the following as of December 31 (in thousands):

                                                                           December 31,
                                                                 ------------------------------
                                                                    2000                1999
                                                                 ----------          ----------
Notes payable to commercial lenders, secured
primarily by revenue equipment; interest rates
from 5.7% to 12.0%; payable in monthly
installments through 2003                                         $ 48,732           $  70,212

Notes payable to bank, secured by land and
building; with a net book value of $3.4 million
interest rates from 6.9% to 12.0%;
payable in monthly installments through 2015                         1,334               1,425

Capital lease obligations, secured by revenue equipment;
interest rates from 5.7% to 12.0%; payable in
monthly installments through 2000.                                       -               3,538

Credit facility, secured by accounts receivable and
certain fixed assets; interest at 2.00% over LIBOR
(10.25% at December 31, 2000);
interest only for one year; acquisition credit
converts to a four year term facility payable
quarterly with final maturity in 2004.                             100,425              88,345
                                                                  --------           ---------
                                                                   150,491             163,520
Less current maturities                                            150,491              23,990
                                                                  --------           ---------

Total long-term debt                                              $      -           $ 139,530
                                                                  ========           =========


The credit facility contains customary financial covenants that include limitations on dividends, indebtedness, mergers, sale of assets and the repurchase of common stock. Requirements exist to maintain minimum levels of coverage for a Fixed Charge Coverage Ratio, Leverage Ratio, Asset Coverage Ratio, and Minimum Consolidated Net Worth (all defined). The Company was in violation of all covenants at December 31, 2000. Accordingly the credit facility is classified as current maturity with all other outstanding debt balances. At December 31, 2000 the Company had a balance of $100.4 million under the credit facility. The credit facility bore 10.25% interest at December 31, 2000. Refer to Note 15 for detail on restructuring of debt subsequent to year-end.

The Company has entered into certain lease agreements in the past, which have been accounted for as capital leases. All of the capital leases were for revenue equipment and have either been paid in full at the end of December 31, 2000 or have been redeemed and refinanced in the form of Notes Payable.

The Company has entered into certain lease agreements, which have been accounted for as operating leases. Substantially all of the operating leases are for vehicles. The terms of the leases will vary from 30-48 months, for used equipment, and up to 60 months for new equipment.

The Company also leases terminal and office facilities under non-cancelable operating lease agreements. Lease terms range from one to five years and provide that the Company will pay real estate taxes, maintenance, insurance and certain other expenses. At December 31, 2000 future minimum payments under non-cancelable operating leases having an initial or remaining term of more than one year were:

                                            Operating
(Dollars in thousands)                        Leases
-------------------------------------------------------

2001                                         $ 7,927
2002                                           9,333
2003                                           7,528
2004                                           5,603
2005                                           6,162
Thereafter                                     3,461
-------------------------------------------------------

Total minimum lease payments                 $40,014
                                             ==========


Total rent expense under all operating leases was $28.4 million, $20.4 million and $6.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

11.  Stock Options and Warrants

The Company has granted options and warrants to acquire its common stock at various times under various plans, contracts and employment agreements that approximated or exceeded fair market value at the date of issue. Options and warrants which vest over various periods (to a maximum of 4 years), may be exercised over periods ranging up to ten years and generally expire in five to ten years. The 1998 Stock Option Plan provides that the Board of Directors or its delegate may grant stock options, stock appreciation rights ("SARs") or restricted stock awards, to selected employees, directors and independent contractors. The maximum aggregate number of shares of common stock that may be issued under the Plan is 32,000,000, plus 1% of the total issued and outstanding shares as of December 31 of every year the Plan is in effect. A summary of outstanding options is as follows:

                                                                      December 31,
                               ------------------------------------------------------------------------------------------------
                                          2000                           1999                            1998
                               -------------------------------  ------------------------------  -------------------------------

                                  Shares      Weighted-Avg.                   Weighted-Avg.                    Weighted-Avg.
                                              Exercise Price      Shares      Exercise Price     Shares       Exercise Price
Outstanding beginning of year    3,468,475         $3.99        3,413,058          $3.69       2,754,158            $3.19

Granted during year                595,000          1.17          903,700           4.49         807,000             5.81
Exercised                                -             -         (699,517)          2.93         (49,900)            4.54
Forfeited or expired              (645,525)         4.67         (148,766)          4.80         (98,200)            6.01
                                 ---------                      ---------                      ---------

Outstanding end of year          3,417,950         $3.37        3,468,475          $3.99       3,413,058            $3.69
                                 =========                      =========                      =========

Exercisable at end of year       2,217,293                      2,250,058                      2,394,787
                                 =========                      =========                      =========

Options outstanding at December 31, 2000 were exercisable at prices ranging from $0.17 to $6.88. All stock options are non-compensatory.

Additionally, in conjunction with the initial public offering, the Company issued 690,000 warrants. The warrants expired on November 16, 2000.

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

                                                   Year Ended December 31,
                                           -----------------------------------
(In thousands, except per share amounts)      2000         1999        1998
                                           -----------    --------   ---------


Net (loss) income:
  As reported                              $(179,931)     $4,380     $11,696
  Pro forma                                 (181,285)      3,335      10,873

Basic (loss) earnings per share
  As reported                              $   (5.64)     $ 0.11     $  0.52
  Pro forma                                                 0.07        0.49
                                               (5.68)

Diluted (loss) earnings per share
  As reported                              $   (5.64)     $ 0.10     $  0.49
  Pro forma                                                 0.07        0.46
                                               (5.68)


The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively; expected volatility of 105%, 22% and 1.02% and risk-free interest rates of 5.00%, 5.44% and 4.28%, respectively. An expected option term of 5 years for all periods was developed based on historical grant information. Because the Company has not paid dividends and anticipates retaining earnings to provide funds for the operation and expansion of the Company in the future, no dividends were assumed in the Black-Scholes option pricing model. Because the Company's stock options and warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.

12.  Employee Benefit Plan

The Company sponsors a tax-qualified defined contribution plan under Section 401(a) of the Internal Revenue Code covering all full-time employees. This Profit Sharing Plan includes a "401(k)" arrangement pursuant to which participants may contribute, subject to certain Code limitations, a percentage of their salary on a "pre-tax" basis. The Company contributes a matching contribution with respect to the contributions made by participants at a rate determined by the Board of Directors of the Company each year. The Company's 401(k) matching contributions were approximately $593,000, $306,000 and $103,000 in 2000, 1999 and 1998, respectively.

13.  Related Party Transactions

The Company leases certain facilities from several of the former owners of the businesses acquired. During 2000, 1999 and 1998, rental payments under operating leases to related parties aggregated $1.4 million, $1.4 million and $0.1 million, respectively. Payments to related parties under capitalized leases totaled $1.6 million in 2000, 1999 and 1998.

The terms of the leases with related parties is, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated third parties.

14.  Commitments and Contingencies

The Company is a party to various legal actions which are ordinary and incidental to its business. While the outcomes of legal actions cannot be predicted with certainty, the Company believes the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on its consolidated financial position or results of operations.

15.  Subsequent Events - Reorganization

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

On April 19, 2001, the Company also entered into an amended and restated credit agreement with the bank group led by Bank One, N.A. ("Bank One"), the Company's primary lenders prior to the new credit facility with Congress. The Company used approximately $26.5 million of the proceeds from its new credit facility to repay amounts owed under the Company's original credit facility with Bank One. After the $26.5 million payment, approximately $74.5 million remained outstanding under the Bank One original credit facility. The amended and restated credit agreement with Bank One provides for two term loans. The first term loan shall be in the amount of $49.5 million bearing interest at 10.5% and shall mature on September 30, 2005. Interest only payments will be due for the first six months, with principal and interest payments due thereafter through maturity. The second loan shall be in the amount of $25 million bearing interest at 10.5% and shall mature on September 30, 2005. Interest is payable monthly and the principal will be reduced by mandatory and voluntary payments. Mandatory payments will include (i)

100% of the proceeds from the sale of certain assets and collections under certain insurance policies, and (ii) 50% of excess cash flow. The amounts loaned under both term loans are collateralized by a first and second security interest in certain of the Company's assets. As consideration for restructuring the Company's credit facility with Bank One, the Company issued options to Bank One to purchase a total of 5% of the Company's common stock on a fully diluted basis with an exercise price of $.05 per share and warrants to purchase an additional 5% of the Company's common stock on a fully diluted basis with an exercise price of $3.00 per share. The amended and restated credit agreement has certain covenants that require fiscal year end audited financial statements be filed within certain time requirements and also limits debt incurrence, capital expenditures, changes in control and management, mergers and certain material assets sales. These covenants are more fully defined in the amended and restated credit agreement. Because the Company has violated certain of these covenants, Bank One may demand immediate repayment of all amounts outstanding under the credit agreement.

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

Supplementary Data - Quarterly financial data (unaudited)
(in thousands, except per share amounts)

                                                                         Three month period ended
                                                 ---------------------------------------------------------------------
                                                   March 31,       June 30,          September 30,        December 31,
                                                 -----------      ---------          -------------        ------------
Year Ended December 31, 2000
----------------------------
Operating revenues                               $  133,205       $  132,136         $   123,532           $   115,734
Operating (loss) income                                (176)          (6,091)           (159,800)(1)           (15,888)
(Loss) income before income tax expense              (3,421)          (9,323)           (163,792)              (19,367)
                                                 ----------       ----------         -----------           -----------
Income tax expense (benefit)                         (1,750)          (1,195)            (13,027)                    -
                                                 ----------       ----------         -----------           -----------
Net (loss) income                                    (1,671)          (8,128)           (150,765)              (19,367)
                                                 ----------       ----------         -----------           -----------
Preferred stock dividends                              (562)            (563)               (563)                 (563)
                                                 ----------       ----------         -----------           -----------
Net (loss) income available to common
 shareholders                                    $   (2,233)      $   (8,691)        $  (151,328)          $   (19,930)
                                                 ==========       ==========         ===========           ===========

Basic earnings (loss) per common share           $    (0.07)      $    (0.27)        $     (4.74)          $     (0.63)
Diluted earnings (loss) per common share         $    (0.07)      $    (0.27)        $     (4.74)          $     (0.63)



Year Ended December 31, 1999
----------------------------                       March 31,       June 30,          September 30,        December 31,
                                                 -----------      ---------          -------------        ------------

Operating revenues                               $   64,843       $   75,167           $  93,272            $ 122,244
Operating income (loss)                               2,961            4,698               4,586                  719
Income (loss) before income tax expense               1,959            3,181               2,939               (1,968)
                                                 ----------       ----------           ---------            ---------
Income tax expense (benefit)                          1,026           (1,092)              1,559                  238
                                                 ----------       ----------           ---------            ---------
Net income (loss)                                       933            4,273               1,380               (2,206)
                                                 ----------       ----------           ---------            ---------
Preferred stock dividends                                 -             (296)               (562)                (562)
                                                 ----------       ----------           ---------            ---------
Net income (loss) available to common
 shareholders                                    $      933       $    3,977           $     818            $  (2,768)
                                                 ==========       ==========           =========            =========

Basic earnings (loss) per common share           $     0.04       $     0.15           $    0.03            $   (0.09)
Diluted earnings (loss) per common share         $     0.04       $     0.15           $    0.03            $   (0.09)

(1) As discussed in Note 6 of the notes to consolidated financial statements, the operating loss is primarily attributable to the impairment charges recorded in the quarter ended September 30, 2000. The Company recorded an impairment charge in the amount of $111.4 million to write-off all remaining goodwill, $29.2 million to reflect fair market values of certain revenue equipment and a charge of $3.8 million to reflect fair market values of certain other assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, positions and certain other information regarding the Company's directors and executive officers as of August 15, 2001:

Name                             Age      Position
----                             ---      --------
T. Wayne Davis                   53       Chairman
Philip A. Belyew                 53       Chief Executive Officer and Director
James G. Overley                 37       Chief Operating Officer
Kenneth Ollwerther               43       Chief Financial Officer
Kim L. Mattingly                 44       Vice President - Human Resources
Derek E. Dewan                   46       Director
Ford G. Pearson                  59       Director

T. Wayne Davis has served on the Board of Directors since February 1988 and served as the Chairman since February 1989. He has served as a director of Winn-Dixie Stores, Inc., a grocery store operator, since October 1982 and served that company as a Vice President from December 1971 to June 1987. Since July 1987, Mr. Davis has been a self-employed investor. He also serves on the Board of Directors of Enstar Group, Inc. and Modis Professional Services, Inc.

Philip A. Belyew has served as the President, Chief Executive Officer and as a Director since January 6, 1997. Until November 1996, Mr. Belyew was Chairman, President and Chief Executive Officer of Atlanta-based United TransNet Inc., which was formed in December 1995 following the merger of Courier Dispatch Group and five other ground and air courier companies, and acquired by Corporate Express in November 1996. From March 1994 to December 1995, Mr. Belyew served as President and Chief Executive Officer of Courier Dispatch Group and from December 1991 to March 1994, Mr. Belyew served as Chief Operating Officer of the same company.

James G. Overley has served as the Chief Operating Officer since June 2001. From October 2000 to June 2001, Mr. Overley served as the Senior Vice President of Finance, Chief Financial Officer and Treasurer. Immediately prior to joining the Company, Mr. Overley served as Executive Vice President of Finance, Chief Financial Officer and Treasurer of Trism, Inc., a Georgia-based transportation, freight and transportation logistics services company. Prior to 1996, Mr. Overley held various financial positions with Burlington Motor Holdings, Inc.

Kenneth Ollwerther has served as Chief Financial Officer since June 25, 2001. Prior to joining the Company, Mr. Ollwerther served as Executive Vice President and Chief Financial Officer of Grojean Transportation, a Minnesota-based transportation, freight and transportation logistics company. Prior to 1998, Mr. Ollwerther was President of Schanno Transportation, Inc.

Kim L. Mattingly has served as the Vice President of Human Resources since September 1998. Previously, she served as Director of Human Resources for Corporate Express Delivery, Inc. from November 1996 to October 1997. Ms. Mattingly was employed by United TransNet, Inc., formerly known as Courier Dispatch Group, Inc. from September 1980 through October 1996 as Director of Human Resources.

Derek E. Dewan has served as a member of the Board of Directors since January 1997. Mr. Dewan is Chairman of the Board of Directors of Modis Professional Services, Inc., a national provider of human capital solutions, consulting and out-sourcing services to businesses and governmental agencies. Prior to joining Modis in 1994, Mr. Dewan was managing partner for the accounting firm of PricewaterhouseCoopers, LLP (formerly Coopers & Lybrand LLP) in Jacksonville, Florida. Mr. Dewan also serves on the Board of Epix Holdings, Corp.

Ford G. Pearson has served as a member of the Board of Directors since October 1997. Mr. Pearson has served since 1986 as Executive Vice President, Chief Operating Officer of Wheels, Inc., an Illinois-based fleet leasing and management company. Prior to his involvement with Wheels, Inc., Mr. Pearson held several positions with Continental Bank in Chicago, Illinois most recently in charge of Continental Bank's Commercial Finance Department.

Committees of the Board

The Board has standing Executive, Audit, Compensation and Nominating committees. Certain information about these committees is provided below.

Messrs. Belyew and Davis currently serve on the Executive Committee. The purpose of the Executive Committee is to exercise certain powers delegated by the Board of Directors between regular Board Meetings. All actions of the Executive Committee are subject to review and ratification by the full Board of Directors.

Messrs. Dewan and Pearson currently serve on the Audit Committee of the Board of Directors. The purpose of the Audit Committee is to review our financial statements and our internal financial reporting system and controls with our management and independent accountants, recommend resolutions for any dispute between our management and our auditors and review other matters relating to our relationship with our auditors.

Messrs. Davis, Dewan and Pearson currently serve on the Compensation Committee. The purpose of the Compensation Committee is to review and approve the compensation of our officers and certain highly compensated employees for each fiscal year. The compensation of our President and Chief Executive Officer remains subject to approval by the full Board. Mr. Davis is one of our executive officers.

Messrs. Pearson and Dewan currently serve on the Nominating Committee. The purpose of the Nominating Committee is to review suggestions made by other Directors for new Board members. Our Bylaws do not provide a process for shareholders to nominate individuals for election as Directors.

Director Compensation

The members of our Board of Directors who are our employees receive no additional compensation for serving on the Board or any committees thereof in excess of their regular salaries. Members of the Board of Directors who are not our employees receive a fee of $2,000 for each Board meeting attended.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and persons who own more than 10% of the Company's outstanding common stock to file with the Securities and Exchange Commission reports of ownership and changes in ownership of the Company's common stock held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this section. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during 1999, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% shareholders were timely met, except that Mr. Overley inadvertently missed the filing deadline for two Form 4 reports relating to 60,000 shares.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the summary compensation paid by the Company to its Chief Executive Officer and other most highly compensated executive officers whose salary and bonus exceeded $100,000 in 2000 (the "Named Executive Officers").


                                                    Summary Compensation Table
                                                                                                    Long-Term
                                                          Annual Compensation                   Compensation Awards
                                         ---------------------------------------------------
                                                                                                  Securities
                                                                               Other Annual       Underlying          All Other
                                                                               Compensation         Options         Compensation
                                                                               ------------         -------         ------------
Name and Principal Position            Year     Salary ($)     Bonus ($)         ($)(1)            Granted (#)         (2)($)
---------------------------            ----     ----------     -----            -------            -----------
Philip A. Belyew                       2000      $241,452      $     -         $      -                             $      -
President and Chief Executive          1999      $216,864      $     -         $  4,750             100,000         $ 53,460
Officer                                1998      $176,896      $86,300                -             100,000         $ 34,741

T. Wayne Davis                         2000      $221,653      $     -         $      -                   -         $      -
Chairman of the Board                  1999      $157,692      $     -         $      -              50,000                -
                                       1998      $102,981      $     -         $      -              25,000                -

Mark DiLuzio (3)                       2000      $185,535      $     -         $      -                   -         $      -
Senior Vice President of Finance,      1999      $166,356      $     -         $      -              50,000         $ 12,063
Mergers and Acquisitions               1998      $121,146      $20,000         $      -              50,000         $ 13,585

Wayne N. Nellums, Senior Vice          2000      $176,960      $     -         $      -                   -         $      -
President, Chief Financial             1999      $166,356      $     -         $      -              50,000         $ 17,839
Officer, Secretary and Treasurer(4)    1998      $140,660      $32,200         $      -              50,000         $ 16,538

James G. Salmon, Senior Vice           2000      $208,471      $     -         $      -                   -         $      -
President of Operations                1999      $136,513      $     -         $      -                   -         $      -
                                       1998      $ 73,065      $     -         $      -                   -         $      -

     -----------------

     (1) Consists of income tax payments and tax services paid on behalf of the executive officer.

     (2) In accordance with Securities and Exchange Commission rules, reporting is not required with respect to a named executive officer unless the aggregate of such compensation exceeds $50,000 or 10% of the total annual salary and bonuses. The amounts reported for Mr. Belyew in 2000 include an auto allowance of $9,500, life insurance premiums of $45,410 and club dues of $5,844. The amounts reported for Mr. Belyew in 1999 include an auto allowance of $11,400, life insurance premiums of $35,160 and club dues of $6,900. The amounts reported for Mr. Belyew in 1998 include an auto allowance of $11,400, dues of $6,900 and life insurance premiums of $21,191. The amounts for Mr. Nellums in 1999 include an auto allowance of $11,400, life insurance premiums of $4,339 and club dues of $2,100.

     (3) Mr. Diluzo resigned as Senior Vice President of Finance, Mergers and Acquisitions in October 2000 and is no longer employed by the Company.

     (4) Mr. Nellums resigned as Senior Vice President, Chief Financial Officer, Secretary and Treasurer in April 2000 and is no longer employed by the Company.

Stock Options Granted in 2000

The following table provides information with respect to the stock options granted in 2000 to the Named Executive Officers.

                              Number of                                                             Potential Realizable value
                             Securities      Percent of Total                                         at assumed annual rates
                             Underlying       Options Granted                                       of stock price appreciation
                              Options              to               Exercise                               for option term
          Name                Granted          Employees in         Price Per     Expiration
                              (#)(1)               2000             Share ($)        Date               5% ($)           10% ($)
                            -------------   -------------------   ------------    -----------       ------------    -------------
Philip A. Belyew......             --                --                 --             --                --               --

T. Wayne Davis........             --                --                 --             --                --               --

Wayne N. Nellums......             --                --                 --             --                --               --

Mark DiLuzio..........        100,000 (2)          18.7               1.28         5/18/2010             --               --

James G. Salmon.......        100,000              18.7               1.28         5/18/2010         80,499          203,999

----------------

(1) One-third of the options granted vested immediately, one-third of the options vested on May 18, 2001 and the remainder will vest on May 18, 2002. All of the options have an exercise price equal to the fair market value at the time of grant.

(2) Mark DiLuzio left the Company in the third quarter of 2000. As a result, these options were forfeited and no estimate of potential realizable value is necessary.

Fiscal Year End Option Values

The following table provides information with respect to year-end option values for the Named Executive Officers. The Named Executive Officers did not exercise any options in 2000.

                                 Number of Securities Underlying                     Value of Unexercised
                                     Unexercised Options (#)                       In-the-Money Options ($)
                             ----------------------------------------       --------------------------------------
      Name                     Exercisable           Unexercisable            Exercisable           Unexercisable
------------------------     ----------------      ------------------       -----------------     ----------------
Philip A. Belyew........         700,000                   --                     --                     --

T. Wayne Davis..........          75,000                   --                     --                     --

Wayne N. Nellums......           200,000                   --                     --                     --

Mark DiLuzio..........              --                     --                     --                     --

James G. Salmon.......           100,000                 33,333                   --                     --

----------------

(1) The year-end dollar value of unexercised in-the-money options was calculated by determining the difference between the fair market value of the securities underlying the options at December 31, 2000 and the exercise price of the options.

(2) On October 30, 2000, the Company entered into an employment agreement with James G. Overley for a term of three (3) years. Mr. Overley shall receive a base salary of $200,000 in the first year, $210,000 in the second year and $225,00 in the third year of the agreement. Under the terms of the agreement, Mr. Overley was granted an option to purchase 60,000 shares of common stock at a price of $0.17 per share and was made eligible to receive an annual discretionary bonus of 25% to 40% of his base salary depending upon the Company's financial performance. In the event Mr. Overley is terminated by the Company without cause, he shall receive severance compensation in the amount of his base salary for the greater of twelve months or the remaining term of the employment agreement.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

During 2000, the Compensation Committee of the Board of Directors was comprised of three non-employee members, Derek Dewan, Ford Pearson and Robert Herman and one employee member of the Board, T. Wayne Davis. The Committee currently consists of Messrs. Dewan, Pearson and Davis. The Compensation Committee is responsible for:

     .    setting the Company's compensation philosophy and policies;

     . establishing the compensation of the Chief Executive Officer, Philip Belyew, and other executive officers; and

     . administering and awarding options and other awards under our 1998 Stock Incentive Plan.

The Company's compensation policies have been designed to align the financial interests of management with those of the Company's shareholders, and to take into account the operating environment and expectations for continued growth and enhanced profitability. Compensation for each of the executive officers consists of a base salary, an annual bonus based on an executive incentive plan that outlines revenue, profit and other financial goals for each quarter, and stock options.

The Compensation Committee's current philosophy is that a portion of an executive's compensation should be based directly upon the value of long-term incentive compensation in the form of cash bonuses and stock option awards. The Compensation Committee believes that providing executives with the opportunity to acquire significant interests in the Company's growth and prosperity through grants of stock options, while maintaining base salaries at competitive levels, will enable the Company to attract and retain executives with the outstanding management abilities and entrepreneurial spirit which are essential to the Company's success. Furthermore, the Compensation Committee believes that this approach to compensation motivates executives to perform to their fullest potential.

At least annually, the Compensation Committee reviews salary recommendations for the executives and then approves such recommendations, with any modifications it considers appropriate. The annual salary recommendations for such persons are made under the ultimate direction of the Chief Executive Officer, based on total compensation packages for comparable companies in the trucking industry, as well as evaluations of the individual executive's past and expected future performance. Similarly, the Compensation Committee fixes the base salary of the Chief Executive Officer based on its review of competitive compensation data from companies in the Company's industry, the Chief Executive Officer's overall compensation package, and the Compensation Committee's assessment of his past performance and its expectation as to his future performance in leading the Company.

Stock-based awards, principally in the form of stock options, represent a portion of compensation for the executive officers, including the Chief Executive Officer, and serve as the principal long-term incentive compensation component. Stock options typically are granted at the fair market value on the date of grant, and will only have value if the Company's stock price increases. Grants of stock options generally are based upon the level of the executive's position and an evaluation of the executive's past and expected future performance. The Compensation Committee believes that dependence on stock options for a portion of an executive's compensation aligns such executive's interests with those of the Company's shareholders, because the ultimate value of such compensation is linked directly to stock price.

The Compensation Committee reviews annually the base salary it pays to Mr. Belyew and may adjust it based on competitive compensation information available to the Compensation Committee, his overall compensation package and the Compensation Committee's assessment of his past experience and its expectation as to his future contributions in leading the Company. In May, 2000, the Compensation Committee reviewed the compensation of our Chief Executive Officer and increased his annual base salary from $225,000 to $234,000. The increase in Mr. Belyew's base salary was based on past performance. No stock options were granted to Mr. Belyew in 2000.

The Compensation Committee evaluates the Company's compensation policies and procedures with respect to executives on an on-going basis. Although the Compensation Committee believes that current compensation policies have been successful in aligning the financial interests of executive officers with those of the Company's shareholders and with the Company's performance, it continues to examine what modifications, if any, should be implemented to further link executive compensation with both individual and the Company's performance.

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits amounts that can be deducted for compensation paid to certain executives to $1,000,000 unless certain requirements are met. No executive officer currently receives compensation in excess of $1,000,000 and therefore there are no compensation amounts that are nondeductible on this basis at present. The Compensation Committee will continue to monitor the applicability of Section 162(m) to its compensation program.

                            COMPENSATION COMMITTEE
                            T. Wayne Davis
                            Derek E. Dewan
                            Ford G. Pearson

Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, in whole or in part, the foregoing Compensation Committee Report on Executive Compensation and the Shareholder Return Performance Graph shall not be incorporated by reference into any such filings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 15, 2001, certain information regarding ownership of the Company's common stock on an "as converted" basis. The information is presented for each person the Company knows to be a beneficial owner of 5% or more of the Company's securities, each of the Company's directors and executive officers and all of the Company's executive officers and directors as a group.

                                                                     Amount and Nature of          Percentage of
                                                                    Beneficial Ownership of        Common Stock
                    Name of Beneficial Owner                           Common Stock (1)              Owned(2)
--------------------------------------------------------------      -----------------------     ------------------
T. Wayne Davis................................................          120,312,875 (3)                 29.66%

Philip A. Belyew..............................................            6,473,971 (4)                  1.59%

                                                                     Amount and Nature of          Percentage of
                                                                    Beneficial Ownership of        Common Stock
                    Name of Beneficial Owner                           Common Stock (1)              Owned(2)
--------------------------------------------------------------      -----------------------     ------------------
Mark DiLuzio..................................................                7,732 (5)                     *

Wayne N. Nellums..............................................                2,577 (5)                     *

James G. Salmon...............................................            1,224,250 (6)                     *

Derek E. Dewan................................................              100,000 (7)                     *

Ford G. Pearson...............................................            1,199,000 (8)                     *

Barbara Fulmer................................................            1,012,869 (9)                  3.17%

GE Capital Corporation........................................          141,258,846 (10)                34.83%

All executive officers and directors as a group (7 persons)...          128,163,455                     31.51%

----------------------------

       *    Represents less than 1%.

   (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares beneficially owned. Shares of common stock issuable upon the conversion of options or warrants currently exercisable, or exercisable within 60 days of August 15, 2001, are deemed to be beneficially owned.
   (2) On August 15, 2001, there were 31,959,674 shares of our common stock issued and outstanding. We have also assumed that options to purchase approximately 53,507,568 shares of our common stock at $.05 per share issued to our lenders and to a certain lessor in connection with the restructuring of our debt have been exercised, that 5,000,000 shares of our Series A preferred stock and 2,970,000 shares of Series B preferred stock have been converted into an aggregate of 320,065,847 shares of our common stock. In addition, we have assumed that options that have been issued to directors and executive officers individually and as a group and vested as of October 18, 2001 (or within 60 days after August 15, 2001), have been converted into 1,175,000 shares of common stock.
   (3) Consists of 6,934,731 shares owned by the ECD Trust, of which Mr. Davis is Trustee; 1,577,614 shares of our common stock owned directly; 1,276,396 shares owned by the TWD Trust for ECD, of which Mr. Davis is Trustee; 186,602 shares owned by the TWD Trust for DDL, of which Mr. Davis is Trustee; 171,497 shares owned by the TWD Trust for TDD, of which Mr. Davis is Trustee; 20,438 shares owned by the TWD Trust for TWD, Jr., of which Mr. Davis is Trustee; 14,997 shares owned by Redwing Properties, Inc., of which Mr. Davis is President; 4,912 shares owned by Mr. Davis' wife, Mary O. Davis; and an aggregate of 50,688 shares of our common stock held by Mr. Davis as custodian for Mr. Davis' children, C. Rebecca Davis, Elizabeth Davis and Katherine C. Davis. Additionally, consists of 70,000,000 shares of our common stock issuable upon the conversion of the Series B preferred stock owned by the ECD Trust, of which Mr. Davis is Trustee, 40,000,000 shares of our common stock issuable on the conversion of the Series B preferred stock issued as a placement fee to Mr. Davis, and 75,000 shares of our common stock issuable on the exercise of presently exercisable options.
   (4) Consists of 228,571 shares of the Company's common stock owned directly, 5,000,000 shares of the Company's common stock issuable on the conversion Series B preferred stock received in consideration of indebtedness forgiveness, 345,400 shares issuable on conversion of purchased Series B preferred stock and 900,000 shares of the Company's common stock issuable on the exercise of presently exercisable options.
   (5)         Consists of shares of the Company's common stock owned directly.
   (6) Consists of 25,250 shares of the Company's common stock owned directly, 1,099,000 shares of the Company's stock issuable on conversion of purchased Series B preferred stock and 100,000 shares of the Company's common stock issuable on the exercise of presently exercisable options.
   (7) Consists of shares of the Company's common stock issuable on the exercise of presently exercisable options.
   (8) Consists of 1,099,000 shares of the Company's common stock issuable on conversion of purchased Series B preferred stock and 100,000 shares of the Company's common stock issuable on the exercise of presently exercisable options.
   (9)         Mrs. Fulmer's address is 11050 Autumn Lane, Clermont, Florida
               34711.
   (10) Consists of 23,065,847 shares of the Company's common stock issuable on the conversion of the Company's Series A Convertible Preferred Stock following the offering, 37,500,000 shares of the Company's common stock issuable on the conversion of past accrued dividends on Series A preferred stock; 40,000,000 shares of the Company's common stock issuable on conversion of the new GE Capital Equity Investments, Inc. investment in Series B preferred stock, 22,857,143 shares of the Company's common stock issuable on conversion of the Series B preferred stock issued as placement fee to GE Capital Equity Investments, Inc., and 17,835,856 shares of the Company's common stock issuable on conversion of the Company's Series B preferred stock issuable on the exercise of a presently exercisable option granted to GE Leasing, Inc. The address of GE Capital Corporation is 120 Long Ridge Road, Stamford, Connecticut 06927.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reorganization

On April 19, 2001, the Company sold $7.0 million of its Series B preferred stock and restructured its outstanding bank debt, its outstanding equipment leases, certain stock purchase obligations, $1.875 million in accrued dividends payable to the holder of its Series A preferred stock and certain other indebtedness (collectively, the "Reorganization").

Sales of Series B preferred stock

In connection with the Reorganization the Company also sold an aggregate of $7.0 million of Series B preferred stock. The ECD Trust, an entity related to T. Wayne Davis, the Company's Chairman, purchased 700,000 of the Series B preferred stock of the Company for an aggregate purchase price of $3,500,000. In connection with this purchase, the Company issued to T. Wayne Davis 400,000 additional shares of the Company's Series B preferred stock as a placement fee for no additional consideration. The amount of this placement fee was determined by negotiation between the Company and T. Wayne Davis, and all other investors who are purchasing shares in the offering (other than through the conversion of debt or accrued dividends) received a pro rata placement fee.

GE Capital Equity Investments, Inc. purchased 400,000 shares of the Series B preferred stock of the Company for an aggregate purchase price of $2,000,000. In connection with this purchase, the Company issued to GE Capital Equity Investments, Inc. 228,571 additional shares of its Series B preferred stock as a placement fee for no additional consideration. Additionally, GE Capital Equity Investments, Inc. ("GE") has been granted the right to nominate two members to the Company's Board of Directors and a third member in the event the Company defaults on its obligations to GE. In addition, the Company granted GE certain approval rights regarding management changes within the Company, including the right to approve the selection and removal of key executive officers.

Debt Conversion

In connection with the Reorganization, the Company converted approximately $250,000 that the Company owed to its Chief Executive Officer into 50,000 shares of its Series B preferred stock and converted approximately $225,000 that the Company owed to the former owners of MDR Cartage, Inc. into 45,000 shares of its Series B preferred stock. No shares were issued as placement fees in connection with the conversion of indebtedness.

Redemption of Shares of Selling Shareholders in Acquisitions

In connection with certain 1997 acquisitions, the Company granted the selling shareholders the right to require the Company to redeem a portion of the shares received in exchange for selling their businesses to the Company.

On May 24, 2000, the holders of redemption rights for $3.1 million or 865,608 shares of the Company's common stock (the "Holders") exercised their redemption rights. The Holders' redemption rights obligates the Company and the Chairman, jointly, to purchase 865,608 shares of common stock from the Holders at a price of $3.60 per share. The purchase price of $3.1 million was reduced to reflect the return of 138,999 shares by one of the Holders, Carroll A. (Tony) Fulmer, to the Company in consideration of the forgiveness of all principal and interest accrued under his promissory note to the Company in the original principal amount of $500,000. The remaining $2.6 million will be paid in twenty-nine monthly installments of $100,000 each and one final payment of $83,481. Each payment shall be allocated among the Holders and bear interest at 10.5%. The obligations of the Chairman to purchase the stock from the Holders, to the extent the Company does not do so over such period, has been limited to $1.8 million and shall be further reduced by the principal amount of each installment payment by the Company after such payments have reduced the purchase price to $1.8 million. Therefore, as of the date of this report, the Chairman's stock purchase obligation has been reduced to $1.8 million, and will be further reduced as each installment, or any prepayment, is paid by the Company after such installments or prepayments have reduced the purchase price to $1.8 million.

In connection with the restructuring of this repurchase obligation, the Company issued to the Holders a total of 300,000 shares of its Series B preferred stock as a deferral fee for no additional consideration. The amount of this deferral fee was determined by negotiation between the Company, the Chairman and the Holders. Further, the Company has agreed not to place, nor permit its subsidiaries to place, any additional mortgages other than those currently outstanding or refinanced on the real property owned by Transit Group Transportation, LLC in Groveland, Florida which was acquired by the Company in connection with the merger with the Carroll Fulmer Group, Inc. Also in connection with the Reorganization, the employment and or consulting agreements of Cynthia F. Turner, Timothy A. Fulmer, Philip R. Fulmer, Carroll A. (Tony) Fulmer, Barbara Fulmer and Carroll L. Fulmer have been amended to extend for three years beyond the original expiration date (August 29, 2002) and to include a five percent annual salary increase, effective January 1 of each year, provided that the individual remains employed by the Company.

Transactions With Officers, Directors and Related Parties

On July 13, 1999 the Company made a loan to C. Tony Fulmer, son of Carroll Fulmer, a former member of the Company's Board of Directors, in the amount of $500,000. The note was a demand note and accrued interest at the rate of 8.0% and was secured by 81,632 shares of the Company's common stock. The largest aggregate amount of indebtedness outstanding in 2000 was $552,222. On April 19, 2001, in connection with the Reorganization, Tony Fulmer returned 138,999 shares of common stock to the Company in consideration of the forgiveness of all principal and interest accrued under this promissory note.

Philip A. Belyew, President and Chief Executive Officer, was indebted to the Company in 2000. The largest aggregate amount of indebtedness outstanding in 2000 was $380,305. This indebtedness was paid in full on September 8, 2000. This indebtedness accrued interest at a rate of 8.0% and was due on demand.

The Company leases certain facilities and equipment from several of the former owners of businesses the Company has acquired, including from Carroll Fulmer, a former member of the Company's Board of Directors. During 2000, rental payments under operating leases to related third parties totaled $1.4 million The terms of the leases with related parties are, in the opinion of management, no less favorable to the Company than could be obtained from unrelated third parties.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements, Financial Statement Schedules and Exhibits

a) The consolidated balance sheets as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity (deficit), cash flows and financial statement schedule for each of the three years in the period ended December 31, 2000 are filed as part of this report under Item 8 as noted in the following index:

                                                                            Page
          (1)  Financial Statements:
               Report of Independent Accountants............................ 23
               Consolidated Balance Sheets.................................. 24
               Consolidated Statements of Operations........................ 25
               Consolidated Statements of Cash Flows........................ 26
               Consolidated Statements of Changes in Total Non Redeemable
                Preferred Stock, Common Stock and Other Stockholders'
                Equity...................................................... 27
               Notes to Consolidated Financial Statements................... 28

          (2)  Financial Statement Schedules
               All schedules have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

          (b)  Exhibits
               --------

          3.1 Amended and Restated Articles of Incorporation (Incorporated by reference from Exhibit 3.1 of the Company's Form 10-Q filed on November 29, 2001)

          3.2  Amended and Restated Bylaws (Incorporated by reference from
               Exhibit 3.2 of the Company's Form 10-Q filed on November 29,
               2001).

          4.1  Specimen Stock Certificate (Incorporated by reference from
               Exhibit 4.1 to Registrant's Form S-18, Registration No. 33-
               30123A).

          4.2 Option Agreement with General Electric Capital Corporation (Incorporated by reference from Exhibit 4.1 of the Company's Form 10-Q filed on November 29, 2001).

          4.3 Form of Option Agreement with Bank One N.A., AmSouth Bank, Branch Banking and Trust, Bank of America, N.A., Compass Bank, National Canada Finance LLC and Union Bank of California. (Incorporated by reference from Exhibit 4.2 of the Company's Form 10-Q filed on November 29, 2001).

          4.4 Form of Warrant Agreement with Bank One N.A., AmSouth Bank, Branch Banking and Trust, Bank of America, N.A., Compass Bank, National Canada Finance LLC and Union Bank of California. (Incorporated by reference from Exhibit 4.3 of the Company's Form 10-Q filed on November 29, 2001).

          10.1 First Amendment to Purchase Agreement between Transit Group, Inc. and GE Capital Equity Investments, Inc. dated as of April 19, 2001. (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on May 29, 2001).

         10.2 Amendment and Joinder to Amended and Restated Registration Rights Agreement dated as of April 19, 2001. (Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on May 29, 2001).

         10.3 Amendment to Stockholders Agreement dated as of April 19, 2001. (Incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on May 29, 2001).

         10.4 Stock Purchase Agreement by and among Transit Group, Inc., Cynthia F. Turner, Philip R. Fulmer, Timothy A. Fulmer, Barbara
               A. Fulmer, Carroll A. Fulmer and T. Wayne Davis dated as of April 19, 2001. (Incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on May 29, 2001).

         10.5 Amended and Restated Credit Agreement by and among Transit Group, Inc., various financial institutions and Bank One, N.A., as agent, dated as of April 19, 2001. (Incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed on May 29, 2001).

         10.6 Loan and Security Agreement by and among Congress Financial Corporation (Southern), as Lender, and Transit Group, Inc., Transit Group Transportation, LLC, Carroll Fulmer and Company, Inc., and Land Transportation, LLC, as Borrowers, dated April 19, 2001. (Incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed on May 29, 2001).

         10.7 Agreement Between Transit Group, Inc., T. Wayne Davis and the ECD Trust dated as of April 19, 2001. (Incorporated by reference from Exhibit 10.7 to the Current Report on Form 8-K filed on May 29,
               2001).

         10.8 1998 Stock Incentive Plan of Transit Group, Inc. (Incorporated by reference from Exhibit 99.1 to Registrant's December 11, 1998 S-8, Registration No. 333-68807).

         10.9 1998 Employee Stock Purchase Plan of Transit Group, Inc. (Incorporated by reference from Exhibit 99.2 to Registrant's December 11, 1998 S-8, Registration No. 333-68807).

         10.10 Lease Agreement governing the Company's terminal in Olive Branch, Mississippi dated January 19, 1999 between the Company and Horvath & Horvath, LLC (Incorporated by reference from Exhibit
               10.42 to Registrant's Form 10-K dated March 31, 1999).

         10.11 Lease Agreement governing the Company's terminal in Chesterton, Indiana dated March 18, 1999 between the Company and Ameling Properties, LLC. (Incorporated by reference from Exhibit 10.43 to Registrant's Form 10-K dated March 31, 1999).

         10.12 Acquisition Credit Agreement dated as of October 25, 1999 among the Registrant, the Lenders named therein and Bank One, N.A. (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K dated November 8, 1999).

         10.13 Credit Agreement dated as of October 25, 1999, among the Registrant, the Lenders named therein and Bank One, N.A. (Incorporated by reference from Exhibit 2.2 to the Company's Form 8-K dated November 8, 1999).

         10.14 Pledge and Security Agreement dated as of October 25, 1999, among the Registrant, the subsidiaries of the Registrant listed therein and Bank One, N.A. (Incorporated by reference from Exhibit 2.3 to the Company's Form 8-K dated November 8, 1999).

         10.15 Subsidiary Guaranty dated as of October 25, 1999 made by the Registrant listed therein for the benefit of the Lenders (Incorporated by reference from Exhibit 2.4 to the Company's Form 8-K dated November 8, 1999).

         10.16 Purchase Agreement dated May 13, 1999 by and between Transit Group, Inc., and GE Capital Equity Investments, Inc. (Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated June 10, 1999)

         10.17 Stockholders' Agreement (Incorporated by reference from Exhibit
               10.3 to the Company's Form 8-K dated June 10, 1999)

         10.18 Registration Rights Agreement (Incorporated by reference from
               Exhibit 10.4 to the Company's Form 8-K dated June 10, 1999).

         10.19 Amendment to 1998 Stock Incentive Plan (Incorporated by reference from Exhibit 10.9 to the Company's Form 10-Q filed on November 29, 2001).

         99.1  Audit Committee Charter

         (b)   Reports on Form 8-K.

               The Company filed a current 8-K on October 25, 2000 to report that the Company had been delisted from the Nasdaq Small Cap Market.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRANSIT GROUP, INC.

Date: November 29, 2001

                              By: /s/ Philip A. Belyew
                                  -------------------------------
                                  Philip A. Belyew,
                                  Chief Executive Officer




       Signature                       Title                          Date
       ---------                       -----                          ----
/s/ Philip A. Belyew          Chief Executive Officer          November 29, 2001
----------------------
Philip A. Belyew              (principal executive officer)
                              and Director

/s/ T. Wayne Davis            Chairman                         November 29, 2001
----------------------
T. Wayne Davis

/s/ Ford Pearson              Director                         November 29, 2001
----------------------
Ford Pearson

/s/ Derek Dewan               Director                         November 29, 2001
----------------------
Derek Dewan

/s/ Kenneth Ollwerther        Chief Financial Officer          November 29, 2001
----------------------
Kenneth Ollwerther            (principal financial officer)